Form 10-Q
period 2026-03-31
Gevo, Inc.
filed 2026-05-07
CIK 1392380

zsyn

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, 243,411,329 shares of the registrant’s common stock were outstanding.

GEVO, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$78,902	$81,163
Restricted cash	—	28,770
Trade accounts receivable, net	9,736	8,394
Inventories	21,590	19,076
Prepaid expenses and other current assets	5,638	6,001
Total current assets	115,866	143,404
Property, plant and equipment, net	358,170	353,577
Restricted cash	—	7,006
Operating right-of-use assets	2,913	1,964
Finance right-of-use assets	421	430
Intangible assets, net	60,081	95,003
Goodwill	43,558	43,558
Deposits and other assets	72,494	73,987
Total assets	$653,503	$718,929
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$25,941	$36,508
Deferred clean fuel production tax credits	—	41,115
Operating lease liabilities	816	689
Finance lease liabilities	135	273
Total current liabilities	26,892	78,585
Bonds payable, net	—	64,247
Loans payable	166,751	100,503
Operating lease liabilities	2,136	1,416
Finance lease liabilities	392	394
Asset retirement obligation	2,288	2,250
Other long-term liabilities	344	365
Total liabilities	198,803	247,760

Redeemable non-controlling interest	6,954	4,832

Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 243,073,561 and 242,464,470 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively.	2,431	2,425
Additional paid-in capital	1,300,931	1,298,064
Accumulated deficit	(855,616)	(834,152)
Total stockholders' equity	447,746	466,337
Total liabilities and stockholders' equity	$653,503	$718,929

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Total revenues	$42,948	$29,109
Operating expenses:
Cost of production	20,232	21,446
Depreciation and amortization	6,860	5,622
Research and development expense	1,499	1,052
General and administrative expense	16,215	11,084
Project development costs	3,040	5,002
Acquisition related costs	—	4,438
Facility idling costs	—	604
Total operating expenses	47,846	49,248
Loss from operations	(4,898)	(20,139)
Other (expense) income
Interest expense	(5,170)	(3,294)
Loss on extinguishment of bonds	(10,304)	—
Interest and investment income	813	1,770
Other expense, net	(1,792)	(110)
Total other (expense) income, net	(16,453)	(1,634)
Net loss	(21,351)	(21,773)
Net income (loss) attributable to redeemable non-controlling interest	346	(45)
Net loss attributed to Gevo, Inc.	$(21,697)	$(21,728)

Net loss per share - basic and diluted	$(0.09)	$(0.09)
Weighted-average common shares outstanding - basic and diluted	236,837,191	232,027,993

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited, in thousands, except share amounts)

	For the Three Months Ended March 31, 2026 and 2025
	Stockholders' Equity					Mezzanine Equity
						Redeemable
	Common Stock		Additional	Accumulated	Stockholders’	Non-Controlling
	Shares	Amount	Paid-In Capital	Deficit	Equity	Interest
Balance, December 31, 2025	242,464,470	$2,425	$1,298,064	$(834,152)	$466,337	4,832
Issuance of redeemable non-controlling interest	—	—	—	—	—	2,009
Non-cash stock-based compensation	—	—	2,103	—	2,103	—
Stock-based awards and related share issuances, net	701,555	6	1,063	—	1,069	—
Proceeds from exercise of stock options	135,921	2	170	—	172	—
Shares withheld to settle employee tax obligations	(228,385)	(2)	(469)	—	(471)	—
Change in redemption value of redeemable non-controlling interest	—	—	—	233	233	(233)
Net income (loss)	—	—	—	(21,697)	(21,697)	346
Balance, March 31, 2026	243,073,561	$2,431	$1,300,931	$(855,616)	$447,746	$6,954

Balance, December 31, 2024	239,176,293	$2,392	$1,287,333	$(800,237)	$489,488	$—
Issuance of redeemable non-controlling interest	—	—	—	—	—	5,000
Non-cash stock-based compensation	—	—	1,898	—	1,898	—
Stock-based awards and related share issuances, net	227,270	2	(2)	—	—	—
Proceeds from exercise of stock options	159,432	2	177	—	179	—
Net loss	—	—	—	(21,728)	(21,728)	(45)
Balance, March 31, 2025	239,562,995	$2,396	$1,289,406	$(821,965)	$469,837	$4,955

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net loss	$(21,351)	$(21,773)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	533	—
Loss on extinguishment of bonds	10,304	—
Stock-based compensation	2,103	1,898
Depreciation and amortization	6,860	5,622
Change in fair value of derivative instruments	618	(2,732)
Production tax credits generated	(16,953)	—
Amortization of deferred financing costs	468	178
Write-off of deferred financing costs	984	—
Lease amortization	183	355
Other non-cash expense	30	471
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(1,342)	(4,355)
Inventories	(2,830)	(1,045)
Prepaid expenses and other current assets, deposits and other assets	1,603	(2,264)
Accounts payable, accrued expenses and non-current liabilities	(9,830)	(403)
Clean fuel production tax credit proceeds	7,480	—
Net cash used in operating activities	(21,140)	(24,048)
Investing Activities
Acquisitions of property, plant and equipment	(8,875)	(5,834)
Acquisition of Red Trail Energy, net of cash acquired	—	(198,461)
Issuance of note receivable	(250)	—
Net cash used in investing activities	(9,125)	(204,295)
Financing Activities
Redemption of bonds	(68,155)	—
Term loan proceeds	70,000	105,000
Payment of debt issuance costs	(2,672)	(5,480)
Non-controlling interest	—	5,000
Payment of prepayment penalty on redemption of bonds	(6,506)	—
Proceeds from the exercise of stock options	172	179
Payment of finance lease liabilities	(140)	(457)
Shares repurchased to cover employee tax withholding on equity vesting	(471)	—
Net cash (used in) provided by financing activities	(7,772)	104,242
Net decrease in cash and cash equivalents	(38,037)	(124,101)
Cash, cash equivalents and restricted cash at beginning of period	116,939	259,033
Cash, cash equivalents and restricted cash at end of period	$78,902	$134,932

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, in thousands)

	Three Months Ended March 31,
Schedule of cash, cash equivalents and restricted cash	2026	2025
Cash and cash equivalents	$78,902	$65,288
Restricted cash (current)	—	1,489
Restricted cash (non-current)	—	68,155
Total cash, cash equivalents and restricted cash	$78,902	$134,932

	Three Months Ended March 31,
Supplemental disclosures of cash and non-cash investing and financing transactions	2026	2025
Cash paid for interest, net of amounts capitalized	$6,768	$2,013
Capitalized interest included in property, plant and equipment	$148	$—
Non-cash purchase of property, plant and equipment	$5,714	$5,767
Right-of-use asset purchased with operating lease	$1,123	$—
Redeemable non-controlling interest issued for payment of debt issuance costs	$2,009	$—
Retirement benefits funded with common stock	$1,069	$758

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1.	Nature of Business, Financial Condition and Basis of Presentation

Nature of business.

Gevo, Inc. (Nasdaq: GEVO) (“Gevo”, “we”, “us”, “our”, or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), a Delaware corporation founded in 2005, is a growth-oriented, carbon abatement company with the mission of providing solutions for greenhouse gas (“GHG”) emissions and energy diversification for those sectors of the transportation industry that are not amenable to electrification or hydrogen.

The Company is focused on transforming renewable energy and carbon derived from photosynthesis into energy-dense liquid, drop-in and cost-effective hydrocarbon fuels such as jet fuel. The Company’s technology and development activities are intended to enable additional domestic energy production, support the construction of new manufacturing facilities, create employment opportunities, expand agricultural markets, and contribute to broader economic growth.

Gevo’s key asset is its low-carbon ethanol production facility in North Dakota (“Gevo North Dakota” or “GevoND”) which has an annual production capacity of approximately 70 million gallons. The facility is integrated with a Class VI permitted carbon capture and sequestration (“CCS”) well capable of injecting approximately 170,000 metric tons of carbon dioxide (“CO₂”) per year, with additional pore space available to support future carbon capture expansion of up to one million metric tons per year. We view this asset as a strategic growth platform.

The Company also operates a renewable natural gas (“RNG”) facility in Northwest Iowa (“NW Iowa RNG”). NW Iowa RNG produces RNG from dairy cow manure, which is supplied by three local dairies. Animal manure can be digested anaerobically by microorganisms to produce biogas, which is then upgraded to pipeline quality gas. In 2024, we completed an expansion of the RNG business to increase its annual expected output from 355,000 million British thermal units (“MMBtu”) to 400,000 MMBtu. We sell our RNG into the California market through an agreement with BP Canada Energy Marketing Corp. and BP Products North America Inc. (collectively, “BP”). In addition, we generate and sell Low Carbon Fuel Standard (“LCFS”) credits, and D3 Renewable Identification Numbers (“RINs”) (collectively, “environmental attributes”).

Basis of presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company for the three months ended March 31, 2026, and are not necessarily indicative of the results to be expected for the full year. The Company had no components of other comprehensive income (loss) for the three months ended March 31, 2026 and 2025. Accordingly, net loss equals comprehensive loss for the periods presented. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The financial statements at March 31, 2026, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2025 (the “2025 Annual Report”).

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

Business Combinations

The Company accounts for its business combinations in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805-10, Business Combinations ("ASC 805-10"). ASC 805-10 mandates the use of the purchase method of accounting for all business combinations. Under this method, assets acquired and liabilities assumed are recorded at their respective fair values as of the acquisition date. For transactions meeting the definition of business combinations, the Company evaluates the recognition of goodwill. Goodwill represents the excess of the purchase price over the fair value of the identifiable tangible and intangible assets acquired, and liabilities assumed, in a business combination. ASC 805-10 further stipulates criteria that intangible assets acquired in a business combination must meet in order to be recognized and reported separately from goodwill. Acquisition-related costs, including transaction fees, are recognized separately from the business combination and expensed as incurred.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Derivative Financial Instruments

Following the integration of the ethanol operating facility in the first quarter of 2025, the Company has incorporated commodity-based derivative transactions, specifically corn futures contracts, into its hedging strategy to manage its exposure to commodity price fluctuations. This strategy aims to protect cash flows associated with the increased exposure to commodity price volatility arising from its GevoND operations, which include corn-based production and procurement activities. These derivative contracts are intended to economically hedge the Company’s cash flow exposure to changes in corn prices, which directly impact the cost of raw materials used in production.

The Company does not apply hedge accounting to these instruments under ASC 815, Derivatives and Hedging. As such, all derivative instruments are recorded at fair value on the Condensed Consolidated Balance Sheets, and changes in the fair value of these instruments are recognized in earnings in the period in which they occur. Gains and losses resulting from changes in the fair value of corn derivative contracts are included in the cost of goods sold in the Company’s Condensed Consolidated Statement of Operations, as they directly relate to the Company’s inventory procurement and production activities. If the fair value of the derivative contract is in an asset position, it is included in Prepaid and other current assets, and if the fair value of the derivative contract is in a liability position it is included in Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. These instruments may introduce volatility in earnings from period to period due to timing differences between derivative settlement and the related exposure. The Company does not use derivative instruments for speculative purposes.

Asset Retirement Obligation

The fair value of an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred, provided that a reasonable estimate of fair value can be made. The Company’s ARO is primarily related to commitments to restore or decommission property subject to operating leases associated with its GevoND and RNG operations.

The ARO related to CO₂ sequestration activities includes obligations such as plugging injection wells, site closure, and post-closure monitoring in accordance with regulatory requirements and industry standards to ensure long-term CO₂ containment and mitigate the risk of leakage. The capitalized ARO costs included in property, plant, and equipment are depreciated over the shorter of the useful life of the related asset or the term of the associated lease. ARO liabilities are accreted over time using the credit-adjusted risk-free rate applied at initial recognition and recorded in operations expense on the Condensed Consolidated Statement of Operations.

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

Accounting for Redeemable Non-Controlling Interest

In January 2025, Gevo Intermediate HoldCo, LLC (“HoldCo”), a wholly owned subsidiary of Gevo entered into a membership subscription agreement with Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm, pursuant to which OIC purchased equity units in HoldCo. The membership subscription agreement includes put and call options (the "Put/Call Option") related to the non-controlling interest. Specifically, the Company has the right to exercise a call option to purchase all outstanding units, and OIC holds a put option requiring the Company to purchase the outstanding units at fair value. These options are exercisable for a period of three years (the "Option Period") following the date that all indebtedness under the related credit agreement with an affiliate of OIC has been paid.

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

Recently Adopted Accounting Pronouncements

Income Taxes. In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 retrospectively in the fourth quarter of 2025. We modified the disclosures related to our rate reconciliation and the details of our cash taxes paid included in Note 18, Income taxes.

2.	Business Combinations

The Company completed the acquisition of substantially all of the assets and certain liabilities of Red Trail Energy, LLC (“Red Trail Energy”) on January 31, 2025. The assets and liabilities acquired in connection with the Red Trail Energy acquisition were recorded at their respective fair values as of the acquisition date in accordance with ASC 805. The Company has finalized the purchase accounting for the acquisition. The acquired operations are included in the Company’s Gevo North Dakota segment.

Pro Forma Financial Information

The pro forma financial information (in thousands) presented in the following table was computed by combining the historical financial information of Gevo along with the effects from business combination accounting and the associated debt resulting from this acquisition as if the companies were combined on January 1, 2025. This information is presented for informational purposes only and is not necessarily indicative of the operating results that would have occurred if the acquisition had been consummated as of that date. This information should not be used as a predictive measure of our future financial position, results of operations, or liquidity.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Three Months Ended March 31,
	2026	2025
Total revenues	$42,948	$43,648
Net loss	(21,351)	(20,574)

3. Tax Credit Recognition and Sales

The U.S. federal government has introduced tax incentives to promote the production of low-carbon fuels and reduce GHG emissions, enhance energy security, and support the rural agricultural economy.

Effective January 1, 2025, the Inflation Reduction Act (the “IRA”) replaced Section 6426 of the Internal Revenue Code with Section 45Z, providing Clean Fuel Production Credits (“CFPCs”) for the years 2025 through 2027. This was further updated and extended on July 4, 2025, under the One Big Beautiful Bill Act (the “OBBBA”) extending the credit through 2029. Producers of liquid transportation fuels, including synthetic aviation fuel (“SAF”), are eligible to qualify for up to $1 per gallon, while producers of non-SAF transportation fuels could claim an amount exceeding $1 per gallon for significant carbon intensity (“CI”) reductions, with the credit amount indexed annually for inflation.

The Company generates clean fuel production credits under Section 45Z of the Internal Revenue Code in connection with qualifying production at its GevoND and RNG facilities. These credits are recognized as they are generated and are recorded as a reduction to cost of production with a corresponding intangible asset. The Company monetizes these credits through transfer agreements with third parties. For credits that have been sold under transfer agreements and for which cash consideration has been received but the credits have not yet been formally transferred for tax purposes, the Company records a contract liability representing its obligation to transfer such credits in accordance with applicable tax filing requirements. For the three months ended March 31, 2026, the Company generated and recognized $17.0 million in CFPCs, which were recorded as a reduction to Cost of production and a nonmonetary asset recorded within Intangible assets, net. During the three months ended March 31, 2026, the Company received $7.5 million for CFPCs, which were generated in 2025. Upon the filing of the 2025 federal tax return for Gevo Intermediate Holdco, LLC, $52 million of CFPCs were transferred to the buyers of the CFPCs, which resulted in the sale of the CFPC intangible asset of $48.6 million for CFPCs generated in 2025. Accordingly, the related deferred production tax credit was released and as of March 31, 2026, there was no deferred production tax credits recorded.

During 2025, the Company entered into multiple tax credit transfer agreements pursuant to which it agreed to sell and transfer CFPCs generated from qualifying ethanol production. Under these agreements, the Company sells CFPCs to financial institutions at agreed-upon prices, with credits transferred in accordance with contractual terms and applicable tax filing requirements. Certain agreements include provisions such as volume commitments, optional additional purchases, and customary delivery performance requirements, including potential under-delivery fees and rights of first refusal. During the three months ended March 31, 2026, no under delivery fees were paid by the Company, and the financial institutions did not exercise their rights of first refusal.

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

Environmental Attribute Revenue

The Company’s environmental attribute revenue represents the sale of RNG related environmental attributes produced at the NW Iowa RNG facility and the generation of carbon dioxide removal credits (“CORCs”) at GevoND. The title and control for the environmental attributes are transferred to the customer subsequent to the issuance of such attributes by the relevant regulatory agency. The CORCs also are subject to a third-party confirmation under Puro.Earth standards that support the sale of the qualifying attributes into the voluntary carbon market. The Company generally has multiple performance obligations in our arrangements with customers. The Company’s performance obligations related to the sales of environmental attributes are satisfied at a point in time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the environmental attributes. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon either quoted market prices at the time of delivery or fixed prices per the contract terms. All material contracts have payment terms of between one to three months and there are no return or refund rights.

Other Revenue

Other revenue includes hydrocarbon revenue and licensing, development, and software services revenue. The Company generates hydrocarbon revenue from the sale of renewable low-carbon intensity products, including isooctane and SAF blendstocks. Revenue is recognized at the point in time when control transfers to the customer, generally upon shipment under free-on-board shipping terms. Licensing revenue is primarily derived from agreements granting rights to intellectual property developed by the Company and is recognized when control of the intellectual property transfers to the customer and any related performance obligations are satisfied. Software and services revenue consist of subscription and support services provided to customers of the Verity’s digital platforms and is recognized over time as services are performed.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended March 31,
Major Goods/Service Line	2026	2025
Ethanol	$28,618	$17,245
Ethanol related products	9,313	5,569
Environmental attributes	4,121	5,373
Renewable natural gas	535	298
Other	361	624
Total operating revenue	$42,948	$29,109

Contract Assets, Contract Liabilities, and Trade Receivables. As of March 31, 2026 and 2025, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in “Trade accounts receivable, net” on the Company’s Condensed Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for credit losses was recorded for three months ended March 31, 2026 and 2025.

5.	Net Loss per Share

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

Basic and diluted net loss per share is calculated as follows (net loss in thousands):

	Three Months Ended March 31,
	2026	2025
Net loss	$(21,697)	$(21,728)
Basic weighted-average shares outstanding	236,837,191	232,027,993
Net loss per share - basic and diluted	$(0.09)	$(0.09)

For the three months ended March 31, 2026 and 2025, potentially dilutive securities excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive are as follows:

	Three Months Ended March 31,
	2026	2025
Warrants	—	2,648
Stock options	3,847,656	2,121,777
Unvested restricted stock awards	3,965,714	4,082,996
Total	7,813,369	6,207,422

6.	Restricted Cash

On February 6, 2026, as a result of the redemption of the Remarketed Bonds and the Series 2025A Bonds with the proceeds from the OIC Term Loan Amendment, the Company’s restricted cash balances of $35.8 million were released. The restricted cash that was released consisted of $28.8 million held as collateral for a letter of credit to provide financing support for the Company’s Remarketed

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Bonds, (the “Bond Letter of Credit”), which supported the development and construction of NW Iowa RNG, and reserve accounts totaling $7.0 million for debt service reserves and an operating and maintenance reserves related to the Series 2025A Bonds. See Note 16, Debt, for additional information on the Remarketed Bonds, the Series 2025A Bonds and OIC Term Loan Amendment.

During the three months ended March 31, 2026 and 2025, the Company recorded interest income on the restricted cash balances of $0.1 million and $0.7 million, respectively. The interest income is included in “Interest and investment income” in the Condensed Consolidated Statements of Operations.

7.	Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	March 31, 2026	December 31, 2025
Prepaid insurance	$1,749	$1,354
Notes receivable - current	1,175	894
Other prepaid expenses	1,530	1,462
Other current assets	1,184	2,291
Total prepaid expenses and other current assets	$5,638	$6,001

8.	Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029. On March 30, 2026, the Company signed an operating lease agreement for adjacent space in the same building. The lease for the adjacent space expires in July 2030. The Company also has an operating lease for additional office space in Albuquerque, New Mexico, which expires in 2026. The Company’s primary office facility lease contains an option to extend the lease which is not included in the length of the term as management does not reasonably expect to exercise. The additional office space lease does not contain an option to extend.

In connection with the Company’s sale of Agri-Energy, LLC, in October 2025, the Company entered into a 30-year ground lease with the buyer to provide the Company access to assets retained at the Agri-Energy facility in Luverne, Minnesota for the potential future production of isobutanol at that facility. The lease payments total $1.00 for the entire 30-year period. There are two options to renew the lease, each for an additional 20-year period, which the Company expects to exercise. In addition, the Company has the right to terminate the lease at any time and for any reason with 12 months’ notice to the lessor.

In connection with the Company’s acquisition of substantially all the assets and certain liabilities of Red Trail Energy in January 2025, the Company assumed rail car lease agreements used to transport dried distillers grains, all of which are classified as operating leases.

The Company has four finance leases for land and one for a processing facility. The land leases are related to our renewable natural gas operations at NW Iowa RNG. The Company leases land from dairy farmers on which it has built three anaerobic digesters, and a gas upgrade facility to condition raw biogas from cow manure provided by the farmers. These leases expire at various dates between 2031 and 2050.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The following tables present the (i) costs by lease category, (ii) other quantitative information, and (iii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$174	$67
Finance lease expense:
Amortization of leased assets	9	359
Interest on lease liabilities	12	75
Total lease expense	$195	$501

	Three Months Ended March 31,
	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$166	$416
Operating cash flows from operating leases	$194	$88
Finance cash flows from finance leases	$9	$51
Right-of-use asset obtained in exchange for new finance lease liabilities	$—	$2,754
Right-of-use asset obtained in exchange for new operating lease liabilities	$1,123	$811
Weighted-average remaining lease term, finance leases (months)	136	43
Weighted-average remaining lease term, operating leases (months)	40	66
Weighted-average discount rate - finance leases (1)	12%	16%
Weighted-average discount rate - operating leases (1)	10%	12%

(1)	When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

	Operating Leases	Finance Leases
2026 (remaining)	$714	$147
2027	1,126	76
2028	914	76
2029	550	164
2030	225	28
2031 and thereafter	—	474
Total	3,529	964
Less: amounts representing present value discounts	577	437
Total lease liabilities	2,952	527
Less: current portion	816	135
Non-current portion	$2,136	$392

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

9.	Inventories

Inventory is valued at the lower of cost or net realizable value. The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	March 31, 2026	December 31, 2025
Raw materials	$9,129	$8,250
Finished goods:
Biofuels	1,440	2,028
Work in process:
Environmental attributes	4,835	3,847
Biofuels	2,290	1,421
Spare parts	3,896	3,530
Total inventories	$21,590	$19,076

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices. As of March 31, 2026, the average price of corn purchased under certain fixed price contracts, that had not yet been delivered, was higher than the approximated market price.

10.	Derivative Financial Instruments

The Company uses corn commodity-based derivative financial instruments to manage the exposure to price risk related to corn purchases. The Company does not apply hedge accounting. Accordingly, these derivative contracts are recorded on the Company’s Condensed Consolidated Balance Sheets at fair value and changes in fair value are recognized in Cost of production on the Condensed Consolidated Statements of Operations. Changes in fair value are recognized as non-cash adjustments on the Condensed Consolidated Statement of Cash Flows.

The following table provides details regarding the Company's derivative financial instruments. Derivative asset positions are recorded in Prepaid expenses and other current assets and derivative liability positions are recorded in Accounts payable and accrued liabilities on the Condensed Consolidated Balance Sheets (in thousands):

	March 31, 2026				December 31, 2025
Contract Type	# of Contracts	Notional Amount (Qty)		Fair Value	# of Contracts	Notional Amount (Qty)		Fair Value
Corn futures	431	8,046,544	bushels	$(527)	691	3,455,000	bushels	$91
Total fair value				$(527)				$91

The following table sets forth the Company’s gain (loss) recognized in income (in thousands):

	Location of gain (loss) in	Three Months Ended March 31,
Statement of Operations Income / (Expense)	fair value recognized in income	2026	2025
Corn futures	Cost of production	$(509)	$3,604
Total realized gain (loss)		$(509)	$3,604

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

11.	Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	March 31, 2026	December 31, 2025
Land	$12,232	$12,232
Plant facilities and infrastructure	49,642	49,352
Machinery and equipment	142,250	140,552
Furniture and office equipment	2,730	2,731
Software	9,546	8,753
Construction in progress	191,704	186,641
Total property, plant and equipment	408,104	400,261
Less: accumulated depreciation and amortization	(49,934)	(46,684)
Property, plant and equipment, net	$358,170	$353,577

During the three months ended March 31, 2026 and 2025, the Company recorded depreciation expense of $3.5 million and $2.9 million, respectively. Depreciation expense recorded into inventory during the three months ended March 31, 2026 and 2025 was $1.1 million and $1.3 million, respectively. During the three months ended March 31, 2026 and 2025, $1.4 million and $1.6 million, respectively was recorded to depreciation expense due to sales of inventory. The Company’s construction in progress primarily relates to our ATJ projects, in particular engineering work, design work and modularization.

12.	Intangible Assets and Goodwill

Intangible Assets

During the three months ended March 31, 2026, the Company recognized $17.0 million in CFPCs as intangible assets, related to the production and sale of low-carbon transportation fuels under Section 45Z of the Internal Revenue Code. See Note 3, Tax Credit Recognition and Sales. Other identifiable intangible assets consist of developed technology, customer-related intangible assets, trade name and acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products, and identifiable intangible assets.

The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	March 31, 2026
				Weighted-
			Identifiable	Average Remaining
	Gross Carrying	Accumulated	Intangible	Useful Life
	Amount	Amortization	Assets, net	(Years)
Patents	$4,280	$(2,630)	$1,650	2.8
Defensive assets	4,900	(2,654)	2,246	3.8
Developed technology	1,300	(412)	888	3.4
Customer-related intangible assets	47,800	(13,653)	34,147	3.3
Trade name	100	(39)	61	2.4
Intangible assets with finite lives	58,380	(19,388)	38,992	3.3
Other intangible assets:
Tax credits	21,089	—	21,089	—
Total intangible assets	$79,469	$(19,388)	$60,081

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

	December 31, 2025
				Weighted-
			Identifiable	Average Remaining
	Gross Carrying	Accumulated	Intangible	Useful Life
	Amount	Amortization	Assets, Net	(Years)
Patents	$4,280	$(2,485)	$1,795	3.1
Defensive assets	4,900	(2,508)	2,392	4.1
Developed technology	1,300	(347)	953	3.7
Customer-related intangible assets	47,800	(10,735)	37,065	3.5
Trade name	100	(33)	67	2.7
Intangible assets with finite lives	58,380	(16,108)	42,272	3.5
Other intangible assets:
Tax credits	52,731	—	52,731	—
Total intangible assets	$111,111	$(16,108)	$95,003

The Company recorded amortization expense of $3.3 million and $2.3 million for the three months ended March 31, 2026 and 2025, respectively.

The following table details the estimated amortization of identifiable intangible assets with finite lives as of March 31, 2026 (in thousands):

		Defensive	Developed	Customer	Trade
	Patents	Assets	Technology	Related	Name	Total
2026 (remaining)	$437	$439	$195	$8,752	$19	$9,842
2027	582	586	260	11,669	25	13,122
2028	582	586	260	11,669	17	13,114
2029	49	586	173	1,058	—	1,866
2030	—	49	—	94	—	143
2031 and thereafter	—	—	—	905	—	905
Total intangible assets	$1,650	$2,246	$888	$34,147	$61	$38,992

Goodwill

During 2025, goodwill increased by $39.8 million, primarily as a result of the acquisition of substantially all the assets and certain liabilities of Red Trail Energy. The increase reflects the difference between the fair value of the net assets purchased from Red Trail Energy, including intangible assets, and the purchase price, with the excess recorded as goodwill. The goodwill recognized in this acquisition is primarily attributable to expected synergies from integrating operations, as well as other factors that are not individually identifiable or separately recognized.

The following table sets forth the changes in the carrying amount of goodwill (in thousands) for the periods presented:

	Three Months	Year
	Ended	Ended
	March 31, 2026	December 31, 2025
Goodwill, beginning of period:
Gevo	$3,790	$3,740
GevoND	39,768
Total	43,558	3,740

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Acquisitions:
Gevo	-
GevoND	-	37,815
Total	-	37,815
Balance adjustments (post-acquisition working capital adjustments)
Gevo	-	50
GevoND	-	1,953
Total	-	2,003
Goodwill, end of period
Gevo	3,790	3,790
GevoND	39,768	39,768
Total	$43,558	$43,558

13.	Deposits and Other Assets

The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	March 31, 2026	December 31, 2025
Deposits	$664	$664
Prepaid insurance	509	538
Prepaid feedstock	1,802	1,942
Equity interest (1)	1,500	1,500
Deposits receivable (2)	54,206	54,035
Improvements on assets owned by others	4,391	4,445
Debt Issuance Costs	572	1,907
Capitalized Fuel Supply (3)	6,175	6,371
Note receivable	2,674	2,586
Total deposits and other assets	$72,494	$73,987
(1)	The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly known as Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. Recent observable equity raises indicated no impairment issues or an increase to the carrying value. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary. See Note 19, Commitments and Contingencies, for additional information.
(2)	Deposits provided to a developer of certain wind-farm projects and power utility contractor to induce them to design and construct the power generation, transmission and distribution facilities, $5.5 million of which will be either reimbursed or used as an investment into the wind generation facility and the remaining $48.7 million is expected to be fully reimbursed upon completion of the project. Gevo has contractual priority liens against the equipment and constructed facilities under the contracts.
(3)	Expenditures related to the feedstock agreements.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

14.	Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities (in thousands) as of:

	March 31, 2026	December 31, 2025
Accounts payable	$5,537	$1,083
Accrued liabilities	5,888	17,711
Accrued construction in progress	5,708	6,207
Accrued payroll and related benefits	8,281	11,507
Corn futures contracts	527	—
Total accounts payable and accrued liabilities	$25,941	$36,508

15.	Asset Retirement Obligation

The Company recognizes liabilities for the estimated costs associated with the retirement of certain assets that are subject to legal or contractual obligations. These liabilities primarily relate to the decommissioning of RNG production facilities and associated infrastructure at our RNG plant. Additionally, the Company recognized an ARO related to the abandonment of our Class VI injection and monitoring wells at the GevoND operation.

The Company estimates the fair value of the ARO based on current regulatory requirements and historical cost data, considering appropriate inflation and discount rates for the estimated timeline of asset removal. The fair value of the estimated ARO is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset.

The following table summarizes the Company’s asset retirement obligation (in thousands) as of:

	March 31, 2026	December 31, 2025
Asset retirement obligation, beginning of period	$2,250	$—
Liabilities assumed upon acquisition	—	1,018
Liabilities incurred	—	1,093
Accretion expense	38	139
Asset retirement obligation, end of period	$2,288	$2,250

Any changes in the assumptions used to calculate the fair value of the asset retirement obligation are recorded as an offset to the related asset. Surety bonds have been established to cover the cost of a portion of the facility closure plan.

16.	Debt

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date (1)	March 31, 2026	December 31, 2025
Term Loan	12.0%	January 2030	$175,000	$105,000
Revolving credit facility	SOFR + 2.75%	January 2030	—	—
Remarketed Bonds	3.9%	April 2026	—	28,155
Series 2025A Term Bond 1	8.1%	July 2030	—	13,835
Series 2025A Term Bond 2	8.5%	July 2036	—	26,165
Total debt			175,000	173,155
Less: debt issuance costs			(8,249)	(8,405)
Total debt, net			$166,751	$164,750

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Less: current portion	—	—
Total non-current debt	$166,751	$164,750

Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2026 (remaining)	$—
2027	—
2028	—
2029	—
2030	175,000
2031 and thereafter	—
Total debt	$175,000

Term Loan

On January 31, 2025 (the “Closing Date”), the Company, through its subsidiaries Net-Zero North HoldCo, LLC, Richardton-CCS, Net-Zero-Richardton, and other affiliates (collectively, the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with OIC Investment Agent, LLC as the administrative agent and collateral agent for the secured parties (“Lenders”), in connection with the Red Trail Energy acquisition transaction. The Credit Agreement provided for a $105 million senior secured term loan (the “Term Loan”) that was funded on the Closing Date with a maturity of January 31, 2030. The proceeds of the Term Loan were used to partially fund the transaction and the payment of fees under the Credit Agreement. The Credit Agreement also provides for additional uncommitted term loans in an aggregate amount to be mutually agreed upon by the Borrower, the Guarantors and the Lenders for use for certain future growth opportunities after the Closing Date. Interest on the Term Loan accrued at a rate of (i) 10.00% per annum if the net leverage ratio as of the last day of the quarter for the measurement period (the “Measurement Period”) consisting of the prior four consecutive fiscal quarters of the Borrower (“Leverage Ratio”) is less than 1.5x, (ii) 10.75% per annum if the Leverage Ratio is equal to or greater than 1.5x, but less than 3.0x, and (iii) 11.50% per annum if the Leverage Ratio is equal to or greater than 3.0x and shall initially be set at 11.50% per annum until the next quarterly adjustment date. The Leverage Ratio is defined as the ratio of the combined indebtedness of the Borrower and the Guarantors (other than any indebtedness pursuant to any permitted working capital facility) less any cash equivalent investments in any collateral accounts to the consolidated EBITDA of the Borrower and Guarantors for the relevant Measurement Period. Interest is due and payable in cash at the end of each quarter.

In connection with the Term Loan, and subject to the other terms under the Credit Agreement, entities affiliated with OIC made an equity investment in HoldCo equal to $5 million, or approximately 4% of the membership interests in HoldCo on the Closing Date. The organizational documents of HoldCo also provide the Lenders with the right to appoint two non-voting observers to the board of managers of HoldCo.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

On February 6, 2026, (the “Amendment Date”) the Company, entered into an amendment to the Term Loan (the “Term Loan Amendment”) to increase the total commitments on the Term Loan to $175.0 million (the “Revised Credit Facility”). The incremental proceeds of $67.4 million, after payment of a $2.1 million discount to the Lenders and $0.5 million in third-party debt issuance costs were used to (i) redeem $28.2 million aggregate principal outstanding on the Remarketed Bonds and (ii) $38.9 million aggregate principal amount outstanding on the Series 2025A Bonds. The Revised Credit Facility added Gevo RNG HoldCo, LLC and Gevo NW Iowa RNG, LLC as borrowers and guarantors. The Revised Credit Facility was transferred from Net-Zero North HoldCo LLC to a new entity, Gevo Operating Holdings LLC, which includes all subsidiaries guaranteeing the Revised Credit Facility through an Assignment and Assumption Agreement executed on the Amendment Date. In addition, HoldCo’s Limited Liability Company Agreement was amended to add additional OIC Controlled Members, which increased the redeemable non-controlling interest in HoldCo to 6.0% from 4.0%. The additional redeemable noncontrolling interest was considered debt issuance costs of $2.0 million and was allocated between the carrying amount of the debt and the redeemable noncontrolling interest on a relative fair value basis. Effective on the Amendment Date, the interest rate on the Revised Credit Facility increased to 12.00%, otherwise the Term Loan Amendment maintains substantially the same terms and covenants as the original Term Loan. The Term Loan Amendment was accounted for as a debt modification. Third-Party legal costs of $0.7 million related to the Term Loan Amendment were included in general and administrative expenses on the Condensed Consolidated Statement of Operations.

The Revised Credit Facility is secured by a first-lien security interest subject only to reasonable and customary permitted liens and encumbrances, in all the Borrower’s and each Guarantor’s tangible and intangible assets, properties controlled by Borrower and Guarantors, and contracts, including deposit accounts and collateral assignment of material contracts and certain real estate assets to be determined, and includes a pledge of all equity interests in the Borrower and its subsidiaries. The Revised Credit Facility also contains customary affirmative and negative covenants, events of default, mandatory prepayments (including an excess cash flow sweep), conditions precedent, representations, and warranties. On December 26, 2025, the Borrower entered into an amended and restated waiver, consent and amendment letter with the Administrative Agent under the Credit Agreement. Pursuant to the amendment, the Administrative Agent consented to the withdrawal and transfer of approximately $36.4 million from the Borrower’s revenue account. The withdrawn funds were deemed distributed to Holdco in accordance with HoldCo’s limited liability company agreement and treated as a restricted payment under the Credit Agreement. Except as amended, the Credit Agreement remains in full force and effect. The Company was in compliance with the covenants under the Revised Credit Facility as of March 31, 2026.

Revolving Credit Facility

On February 6, 2026, the Company entered into a revolving credit agreement with Huntington National Bank providing for a working capital facility of up to $20.0 million (the “Revolving Credit Facility”). Borrowings under the facility bear interest, at the Company’s option, at either (i) Adjusted Term SOFR plus 2.75% per annum or (ii) an alternate base rate plus 0.75% per annum. The facility also includes a 0.375% unused commitment fee. The facility matures on the earlier of February 6, 2031 or three months prior to the maturity of the Revised Credit Facility. As of March 31, 2026, no amounts had been borrowed on the Revolving Credit Facility. The Company paid debt issuance costs of $0.5 million related to the Revolving Credit Facility, which are recorded in Deposits and other assets in the Condensed Consolidated Balance Sheets as of March 31, 2026. The costs are amortized to interest expense over the remaining term of the facility.

2021 Bond Issuance

On April 15, 2021, on behalf of Gevo NW Iowa RNG, LLC, the Iowa Finance Authority (the “Issuer”) issued $68,155,000 of its non-recourse Solid Waste Facility Revenue Bonds (Gevo NW Iowa RNG, LLC Renewable Natural Gas Project), Series 2021 (Green Bonds) (the “2021 Bonds”) for NW Iowa RNG. The bond proceeds were used as a source of construction financing alongside equity from the Company. The 2021 Bonds were issued under a Trust Indenture dated April 1, 2021 (the “Indenture”) between the Issuer and Citibank, N.A. as trustee (the “Trustee”). The 2021 Bonds had a maturity date of January 1, 2042. The bonds bore interest at 1.5% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually on January 1 and July 1 of each year. The effective interest rate was 1.1%. The 2021 Bonds were supported by a $71.2 million letter of credit. The Trustee could draw sufficient amounts on the letter of credit to pay the principal and interest until the first mandatory tender date of April 1, 2024. The 2021 Bonds were callable and re-marketable on or after October 1, 2022.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2021 Bonds were issued at a premium of $0.8 million and debt issuance costs were $3.0 million. As of the Conversion Date (defined below) all premiums and debt issuance costs were fully amortized.

2024 Bond Remarketing

On April 1, 2024 (the “Conversion Date”), the 2021 Bonds became subject to mandatory tender for purchase and have been remarketed to bear interest in a new term rate period (the “Remarketed Bonds”). In connection with the conversion and remarketing of the 2021 Bonds on the Conversion Date, the original Indenture was amended by a First Supplemental Indenture dated April 1, 2024 (together with the original Indenture the “First Supplemental Indenture,”) between the Issuer and the Trustee. The original bond financing agreement was amended by a First Supplemental Bond Financing Agreement dated April 1, 2024 (together with the original bond financing Agreement, the “First Supplemental Bond Financing Agreement”) between the Issuer and the Company. The Remarketed Bonds were accounted for as an extinguishment of bonds, with no gain or loss recognized from extinguishment.

The Remarketed Bonds retained the same $68.2 million principal amount and maturity date of January 1, 2042. The Remarketed Bonds bore interest of 3.875% per annum during the Initial Term Rate Period (as defined in the Indenture), payable semi-annually with a first mandatory tender date of April 1, 2026. The effective interest rate was 1.2%. The Company incurred $1.7 million of debt issuance costs associated with the remarketing. On July 10, 2025, $40.0 million of the Remarketed Bonds were refinanced with the issuance of the 2025 Bonds (as defined below) and on February 6, 2026, the remaining $28.2 million outstanding on the Remarketed Bonds was repaid with partial proceeds from the Term Loan Amendment. The unamortized debt issuance costs as of the Amendment Date of $53 thousand were included in loss on extinguishment of bonds in the Condensed Consolidated Statement of Operations.

The Remarketed Bonds were supported by a $69.6 million letter of credit that was issued to the incumbent Trustee that can draw sufficient amounts on the letter of credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. On the Amendment Date the letter of credit and restricted cash of $28.8 million was released.

2025 Bonds

On July 10, 2025, Barclays Capital Inc. purchased $40.0 million of the Remarketed Bonds (the “2025 Bonds” or “Series 2025A Bonds”) on a non-recourse basis. This partial refinancing enabled Gevo to release $40.8 million of restricted cash, including interest of $0.8 million, which was securing the letter of credit and returned approximately $30.4 million of cash to Gevo after paying debt issuance costs of $3.4 million and funding the related debt service reserve fund of $4.0 million and the operating and maintenance reserve fund of $3.0 million associated with the 2025 Bonds.

The 2025 Bonds were in the form of two separate term bonds. Series 2025A Term Bond 1 had a principal amount of $13.8 million, bore interest at 8.125% per annum, and required semi-annual principal and interest payments beginning January 1, 2026 through July 1, 2030. Series 2025A Term Bond 2, had a principal amount of $26.2 million, bore interest at 8.5%, and required semi-annual principal and interest payments beginning January 1, 2031 through July 1, 2036. On the Amendment Date, the principal amount of $38.9 million on the 2025 Bonds was repaid with partial proceeds from the Term Loan Amendment. The redemption of the 2025 Bonds was accounted for as an extinguishment of debt. The Company recorded a loss on extinguishment of $10.3 million, including a prepayment penalty of $6.5 million and the write-off of the unamortized debt issuance costs of $3.8 million included in loss on extinguishment of bonds on the Condensed Consolidated Statement of Operations. The restricted cash balance of $7.0 million related to the debt service reserve fund and operating and maintenance reserve fund was returned to the Company.

17.	Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2025, upon approval of stockholders at the 2025 Annual Meeting of Stockholders, the 2010 Plan was amended and restated to (1) increase the number of shares of common stock reserved for issuance under the 2010 Plan by 15,000,000 shares (providing for a total of 52,980,074 shares under the 2010 Plan), and (2) extend the term of the 2010 Plan to May 21, 2035. At March 31, 2026, 9,380,565 shares were available for future issuance under the 2010 Plan.

Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.

The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of production	$13	$12
General and administrative	1,850	1,551
Other operating expenses	240	335
Total stock-based compensation	$2,103	$1,898

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the three months ended March 31, 2026, were as follows:

			Weighted-
			Average
		Weighted-	Remaining	Weighted-
		Average	Contractual	Average	Aggregate
	Number of	Exercise	Term	Grant-Date	Intrinsic
	Options	Price (1)	(years)	Fair Value	Value
Options outstanding at December 31, 2025	19,342,292	$1.93	8.2	$1.66	$24,194
Granted	—	—		—	—
Forfeited and expired	(67,888)	1.16		1.05	(106)
Exercised	(135,921)	1.26		1.14	(199)
Options outstanding at March 31, 2026	19,138,483	$1.94	7.4	$1.66	$23,889
Options vested and expected to vest at March 31, 2026	19,138,483	$1.94	7.4	$1.66	$23,889
(1)	Exercise price of options outstanding ranges from $0.67 to $20.00 as of March 31, 2026.

As of March 31, 2026, 9.1 million stock options were exercisable. As of March 31, 2026, the total unrecognized compensation expense relating to stock options was $5.7 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.4 years.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Non-vested restricted stock awards and the changes during the three months ended March 31, 2026, were as follows:

		Weighted-
		Average
	Number of	Grant-Date
	Shares	Fair Value
Outstanding at December 31, 2025	6,262,580	$1.02
Granted	175,877	$2.10
Vested and issued	(502,493)	$1.14
Forfeited and expired	(25,178)	$1.08
Non-vested at March 31, 2026	5,910,786	$1.04

As of March 31, 2026, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to restricted stock awards was $3.7 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.2 years.

18.	Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax assets as they relate to income taxes. Our effective tax rate from continuing operations was 0% for each of the three months ended March 31, 2026 and 2025. The rate differs from the U.S. Federal statutory tax rate of 21% due to a full valuation allowance. On July 4, 2025, OBBBA was signed into law, which may be subject to further clarification and the issuance of interpretive guidance. OBBBA did not have a material impact to the effective tax rate for the three months ended March 31, 2026 and we do not expect OBBBA to have a material impact on our effective tax rate for the current fiscal year.

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of March 31, 2026, the Company did not have any liabilities associated with indemnities.

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of March 31, 2026.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG business. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Firm Purchase Commitments for Corn. To ensure an adequate supply of corn to operate the GevoND plant, the Company enters into contracts to purchase corn from local farmers and elevators. As of March 31, 2026, the Company had various fixed price contracts for the purchase of approximately 8.0 million bushels of corn. Using the stated contract price for the fixed price contracts, the Company had commitments of approximately $33.9 million related to the 8.0 million bushels under contract. The contracts are designated as normal purchase contracts.

The estimated commitments as of March 31, 2026, and thereafter are shown below (in thousands):

						2031 and
	2026	2027	2028	2029	2030	thereafter	Total
Fuel supply payments	$1,372	$2,055	$1,748	$2,202	$2,333	$27,716	$37,426
Firm purchase commitments for corn	33,946	—	—	—	—	—	33,946
Renewable energy credits	107	142	142	142	142	1,326	2,001
Water purchases	708	944	944	944	944	4,012	8,496
Total	$36,133	$3,141	$2,834	$3,288	$3,419	$33,054	$81,869

20.	Fair Value Measurements

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

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at March 31, 2026, and December 31, 2025 are as follows (in thousands):

		Fair Value Measurements at March 31, 2026
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
Recurring	2026	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents (1)	$67,374	$67,374	$—	$—
Commodities derivative instruments	(527)	—	(527)	—
Total	$66,847	$67,374	$(527)	$—

		Fair Value Measurements at December 31, 2025
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
	Fair Value at	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2025	(Level 1)	(Level 2)	(Level 3)
Recurring
Cash and cash equivalents (1)	$59,904	$59,904	$—	$—
Commodities derivative instruments	91	—	91	—
Total recurring	$59,995	$59,904	$91	$—
(1)	Cash and cash equivalents includes $67.4 million and $59.9 million invested in U.S. government money market funds as of March 31, 2026 and December 31, 2025, respectively.

The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2025, and March 31, 2026.

Notes Receivable

On October 31, 2025, the Company received a $5.0 million note receivable from A.E. Innovation, LLC as partial consideration for the sale of our subsidiary, Agri-Energy, LLC. The note bears interest at the Federal Funds Rate. The Company used a market approach to adjust the value of the note to fair value and recorded a discount on the note of $1.6 million. Factors considered by the Company in determining fair value were (i) the credit standing of the issuer, (ii) the secured nature of the note and, (iii) the prevailing rates for similar instruments based on the issuer’s credit. In addition, during the three months ended March 31, 2026, the Company received a $250 thousand note receivable from Future Energy Capital Limited. The note accrues interest at 12% per annum and matures one year from the date of issuance, on February 26, 2027. The carrying value and the fair value of the notes receivable as of March 31, 2026 are as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Note receivable - A.E, Innovation, LLC	$3,599	$3,599
Note receivable - Future Energy Capital Limited	250	250
Total notes receivable	$3,849	$3,849

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Term Loan

The fair value of the Term Loan entered into on January 31, 2025, and subsequently modified on February 6, 2026, is estimated to be equal to its carrying amount as of March 31, 2026, due to the short duration for which the loan was outstanding during the period.

The carrying values and estimated fair values of the Term Loan as of March 31, 2026, is summarized as follows (in thousands):

	Carrying	Estimated
	Value	Fair Value
Term Loan	$175,000	$175,000

Redeemable non-controlling interest

The following table reflects the changes in the fair value of the redeemable non-controlling interest as of March 31, 2026 (in thousands):

Redeemable Non-
Controlling Interest
Fair value as of December 31, 2025	$4,832
Increase in equity of non-controlling member	2,009
Income attributable to non-controlling member	346
Fair value adjustment	(233)
Fair value as of March 31, 2026	$6,954

21.	Stockholders’ Equity

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

As of March 31, 2026, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.

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

We did not repurchase shares of common stock under the stock repurchase program during the three months ended March 31, 2026 or 2025. As of March 31, 2026, approximately $20.3 million remained available under the stock repurchase program.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Warrants

In June 2022, the Company completed a registered direct offering (“the June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of March 31, 2026, none of the Series 2022-A Warrants had been exercised.

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

The following table sets forth information regarding unexercised warrants outstanding as of March 31, 2026:

					Shares	Shares
					Issued upon	Underlying
				Shares	Warrant	Warrants
			Exercise	Underlying	Exercises as	Outstanding
			Price as of	Warrants on	of	as of
	Issuance	Expiration	March 31,	Issuance	March 31,	March 31,
	Date	Date	2026	Date	2026	2026
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				33,333,336	—	33,333,336
(1)	Equity-classified warrants.

During the three months ended March 31, 2026 and 2025 no warrants were exercised.

22.	Variable Interest Entities

The Company has entered into agreements with various special purpose entities (“SPEs”) to facilitate the development and construction of facilities designed to provide carbon neutral power for the Company’s operations. These SPEs are structured as a limited liability companies.

Nonconsolidated VIEs

During September 2022 and February 2023, the Company entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”), a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to ATJ-60 via the two project companies: Kingsbury County Wind Fuel, LLC (“KCWF”) and Dakota Renewable Hydrogen, LLC (“DRH” and together with KCWF, the “Project LLCs” and each, individually, a “Project LLC”), respectively. Due to the indefinite delay at Lake Preston, the Project LLCs are actively evaluating options to redeploy resources, including supplying power to other sites and advancing or completing projects in other viable locations.

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Each Project LLC is currently funded via advances for certain long lead equipment items from Gevo. The Company has made certain refundable project advances indirectly to the Project LLCs via ZEDI, to induce ZEDI to design and construct the power generation, transmission and distribution facilities that will supply renewable energy.

Each Project LLC is a VIE, and the Company holds an implicit variable interest in each Project LLC. As of December 2023, we have concluded that the removal of the kickout rights from the agreements has resulted in a loss of control and that, therefore, the Company is no longer the primary beneficiary of the Project LLCs. The Project LLCs are a VIE because their equity is insufficient to maintain their on-going collateral requirements without additional financial support.

We have recognized $54.2 million in Deposits and other assets related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs.

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

The CODM uses operating results for each segment predominantly in the annual budget and forecasting process. The CODM considers budget-to-actual variances on a quarterly basis when making decisions about the allocation of operating and capital resources of each segment. As such, management has determined that the Company has organized its operations and activities in the manner in which information is utilized by the CODM and has determined that it has four operating and reportable segments: (i) Gevo segment; (ii) GevoFuels segment; (iii) GevoRNG segment; and (iv) GevoND segment. All segments follow the same basis of accounting policies as described in Note 2, Summary of Significant Accounting Policies, of Part II, Item 8 in our 2025 Annual Report.

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

GevoFuels segment. GevoFuels is a cornerstone of the Company’s operations, committed to driving low-cost, sustainable, and American-made energy solutions. Our focus is on advancing practical, low-carbon energy alternatives that promote energy independence and strengthen the economy. This segment is dedicated to the development, construction, and operation of ATJ projects that are not only good for the environment but also cost-effective for businesses and consumers. Our flagship project, ATJ-30, is a groundbreaking initiative focused on producing SAF in the U.S.

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

GevoND segment. The GevoND segment was a new operating segment for 2025. The GevoND segment includes the assets acquired in the business combination completed in January 2025. GevoND includes advanced CCS technologies and low-carbon ethanol assets at the acquired facility in North Dakota, enhancing our portfolio of integrated, cost-effective carbon abatement solutions. The principal products manufactured by our ethanol plant include ethanol and distillers grains. At capacity, GevoND facility is capable of processing approximately 70 million gallons of low-carbon ethanol annually, including 2 million gallons of corn fiber

GEVO, INC.

Notes to Condensed Consolidated Financial Statements

(unaudited)

ethanol with an ultra-low carbon intensity. Additionally, the facility produces more than 230,000 tons of low-carbon animal feed and vegetable oil, contributing to sustainable agriculture and food systems. The site has an operating, fully permitted Class VI CCS well, which captures and sequesters approximately 165,000 tons of biogenic carbon dioxide annually. This capability is a key component of our strategy to drive meaningful carbon abatement at scale, with the potential to sequester multiple times that amount in total carbon emissions, directly supporting Gevo’s vision of decarbonizing the energy, transportation, and agriculture sectors.

The "Other Expenses" in the segment table include the following components: cost of production, general and administrative expenses, acquisition-related costs, facility idling costs, and other expenses.

	Three Months Ended March 31, 2026
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$362	$—	$4,557	$38,029	$42,948
Less:
Depreciation and amortization	902	—	948	5,010	6,860
Research and development expense	1,499	—	—	—	1,499
Project development costs	2,356	684	—	—	3,040
Other expenses	12,427	—	2,646	21,374	36,447
Income (loss) from operations	(16,822)	(684)	963	11,645	(4,898)
Interest expense	(21)	—	(2,017)	(3,132)	(5,170)
Loss on extinguishment of bonds	—	—	(10,304)	—	(10,304)
Interest and investment income, net of other expense	(350)	(476)	(56)	(97)	(979)
Consolidated net income (loss)	$(17,193)	$(1,160)	$(11,414)	$8,416	$(21,351)

Acquisitions of property, plant, and equipment	5,747	701	62	2,365	8,875
Goodwill as of March 31, 2026	3,790	—	—	39,768	43,558
Total assets as of March 31, 2026	104,967	238,252	80,647	229,637	653,503

	Three Months Ended March 31, 2025
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$624	$—	$5,671	$22,814	$29,109
Less:
Depreciation and amortization	747	—	1,403	3,472	5,622
Research and development expense	1,052	—	—	—	1,052
Project development costs	4,277	724	—	1	5,002
Other expenses	15,532	—	3,799	18,241	37,572
Loss from operations	(20,984)	(724)	469	1,100	(20,139)
Interest expense	(191)	—	(904)	(2,199)	(3,294)
Interest and investment income, net of other expense	1,762	—	—	8	1,770
Consolidated net loss	$(19,507)	$(724)	$(435)	$(1,107)	$(21,773)

Acquisitions of property, plant, and equipment	271	5,223	340	—	5,834
Goodwill as of December 31, 2025	3,790	—	—	39,768	43,558
Total assets as of December 31, 2025	124,198	235,034	88,876	270,821	718,929

24. Subsequent Events

Management has reviewed the period between the balance sheet date and the date the financial statements were issued for subsequent events. No material subsequent events have been identified that would require adjustment to, or disclosure in, the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). When used in this Report, the words “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements relate to future events or our future financial or operational performance and involve known and unknown risks, uncertainties and other factors that could cause our actual results, levels of activity, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. These forward-looking statements include, among other things, statements about: our financial condition, our revenues, results of operation and liquidity, our expectations regarding the financing, development, and construction of our projects, and the associated costs, our ability to produce our products, our expectations regarding the demand for our products and our ability to meet such demand, our ability to meet production, financial and operational guidance, our strategy to pursue low-carbon renewable fuels, our ability to replace our fossil-based energy sources with renewable energy sources at our Alcohol-to-Jet (“ATJ”) projects and elsewhere, our expectations regarding fuel consumption, our expectations regarding the location, start-up date and production results for our ATJ projects, our expectations regarding the benefits of ETO (as defined below) technology, our expectations regarding our ability to produce and the anticipated benefits of renewable liquid hydrocarbons, our expectations regarding our ability to produce and resell protein and other products for use in the food chain, our ability and plans to construct greenfield commercial hydrocarbon facilities to produce synthetic (or sustainable) aviation fuel (“SAF”) and other products, our ability to raise additional funds to finance our business and the sources of those funds, the availability of, and market prices for, government economic incentives to the renewable energy market, achievement of advances in our technology platform, the availability of suitable and cost-competitive feedstocks, our ability to gain market acceptance for our products, our expectations regarding the demand for and revenue to be generated from the sale of carbon credits, the expected cost-competitiveness and relative performance attributes of our products, our strategy to pursue ATJ development and production, additional competition, and changes in economic conditions. Important factors could cause actual results to differ materially from those indicated or implied by forward-looking statements such as those contained in documents we have filed with the United States (“U.S.”) Securities and Exchange Commission (the “SEC”), including this Report in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Annual Report on Form 10-K for the year ended December 31, 2025 (our “2025 Annual Report”), including Item 1A. “Risk Factors” of our 2025 Annual Report and subsequent reports on Form 10-Q. All forward-looking statements in this Report are qualified entirely by the cautionary statements included in this Report and such other filings. These risks and uncertainties or other important factors could cause actual results to differ materially from results expressed or implied by forward-looking statements contained in this Report. These forward-looking statements speak only as of the date of this Report. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, and readers should not rely on the forward-looking statements as representing the Company’s views as of any date subsequent to the date of the filing of this Report.

Unless the context requires otherwise, in this Report the terms “Gevo,” “we,” “us,” “our” and “Company” refer to Gevo, Inc. and its wholly owned, direct and indirect subsidiaries.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes and other financial information appearing elsewhere in this Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including, without limitation, the disclosures in our 2025 Annual Report.

Company Overview

Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a growth-oriented company that focuses on hard to decarbonize market sectors such as jet fuel, certain specialty fuels, on-road fuels, chemicals and materials, and certain products for the food and feed chain such as protein and feeds made as co-products from our processes. Each of the market areas that Gevo focuses on has the common need for carbon-based products and is not conducive to full electrification or hydrogen. We produce and sell competitively priced, renewable, drop-in products for these sectors, and generate carbon abatement value through our plant design and business systems.

In addition to generating value from physical products such as fuels, chemicals, protein, feed and oil, our business model is designed to generate carbon abatement value through our production processes, plant design, and operating systems. This carbon abatement value may be monetized through mechanisms such as direct sales of certified carbon credits, Renewable Identification Numbers (“RINs”), state-level clean fuel credits, federal tax credits enacted under the Inflation Reduction Act (“IRA”), Canada’s Clean Fuel Regulations (“CFR”), state level clean fuel regulations, and, in certain cases, through the value attributed to reduced Scope 1 and Scope 3 greenhouse gas (“GHG”) emissions by end customers, particularly related to fuel products. Gevo owns certain operating assets that generate cash flow and expects growth by developing markets, pursuing project development, investing in capital assets, and licensing certain technologies.

Our primary market focus, given the large demand and growing customer interest, is carbon abated hydrocarbon fuels, including SAF. We believe that SAF produced from an ATJ process is the most economically viable approach to meet growing jet fuel demand and to generate value from carbon abatement. We also have commercial opportunities for other renewable hydrocarbon products, such as renewable natural gas (“RNG”); hydrocarbons for gasoline and racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals.

In order to build out an ATJ platform, we need to have low cost, low carbon alcohol available as a feedstock. We also believe carbon capture and sequestration is a critical component of producing a low carbon footprint alcohol. We believe Gevo North Dakota (“GevoND”) provides a commercial operating platform that supports our broader ATJ strategy by supplying low-carbon ethanol feedstock and generating carbon abatement value through its operations.

Gevo is developing a business system that not only benefits Gevo but is also expected to be attractive to other companies seeking to produce SAF. Gevo has the plant designs and technologies, as well as the carbon accounting, carbon tax credit marketing, carbon sales, and fuel sales capabilities that can benefit other companies looking to develop and license Gevo’s ATJ platform under a franchise model.

Gevo has an intellectual property portfolio consisting of hundreds of patents, many of which center around our ATJ platforms, as well as proprietary know-how. In addition, we have partnered with other leading global technology companies to develop this system focused on three standard sizes, 30, 60 and 180 million gallons per year (“MMGPY”) of SAF, referred to as ATJ-30, ATJ-60 and ATJ-180, respectively. It is our intent to deploy ATJ-30 at our GevoND site. ATJ-30 would upgrade the low-carbon ethanol already produced onsite to SAF.

Gevo North Dakota

The Company’s Gevo North Dakota facility was acquired in January 2025, for total consideration of $210 million, subject to customary adjustments, including a working capital adjustment. The transaction was funded through a combination of Gevo cash, and a $105 million senior secured term loan facility. Simultaneous with the closing of the transaction, affiliates of Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm made a $5 million investment in the form of a redeemable non-controlling interest (“NCI”) in GevoND. This NCI is subject to a Put/Call option feature, which grants Gevo the right to call (purchase) the units held by OIC, and OIC the right to put (sell) the units to Gevo under certain conditions. These options are exercisable for a period of three years following the repayment of all outstanding debt under the credit agreement the Company and certain of its subsidiaries entered into with an affiliate of OIC. As a result of the redeemable nature of this non-controlling interest, it has been classified as temporary equity on the Company’s Condensed Consolidated Balance Sheets.

The acquired assets include an ethanol production plant, a carbon capture and storage well, and leases that give us rights to use additional pore space for carbon capture. The operational personnel of Red Trail Energy joined Gevo upon the closing of the acquisition. The acquired ethanol production facility converts corn into ethanol and distillers grains, a high-protein animal feed, and corn oil. The included carbon capture and sequestration (“CCS”) assets support Gevo’s broader carbon abatement goals, particularly in relation to its ATJ platform. We believe the acquisition strengthens Gevo’s growth trajectory by adding ethanol production, distillers grains, corn oil, and carbon dioxide removal (“CDR”) credit sales to our revenue stream, while also enhancing our capabilities in CCS and supporting our broader strategic efforts in SAF production which use low-carbon alcohol as a feedstock.

Gevo Fuels

Our ATJ platform currently consists of two designs: ATJ-30 and ATJ-60, which are described below:

ATJ-30. We have duplicated and modified the ATJ-60 design into an ATJ-30 design which is being designed to produce approximately 30 MMGPY of total hydrocarbon volumes, the majority of which would be SAF. We expect that we will deploy the ATJ-30 platform at our GevoND site, which would allow us to upgrade the low-carbon ethanol already being produced onsite into SAF. We expect to continue engineering and development through 2026 before completing the front-end engineering design (“FEED”) phase of the project. At the end of FEED, we expect to have a capital estimate and schedule for the project. Because we began with the designs and know-how from the ATJ-60 project, we are able to shorten the time and costs to complete the development phase of the project. An ATJ-30 plant located at and integrated into our existing ethanol plant and carbon sequestration is our current primary focus for SAF commercialization.

ATJ-60. ATJ-60 is designed to produce approximately 65 MMGPY of total hydrocarbon volumes, including 60 MMGPY of SAF. The project to deploy ATJ-60 at a site we own in Lake Preston, South Dakota is currently on hold.

The Company has also conducted preliminary engineering and design work for an ATJ-180 configuration which remains in the development stage. ATJ-180 is being designed to produce approximately 180 MMGPY of SAF and related hydrocarbon products. Advancement of ATJ-180 will depend on market conditions, customer demand, availability of financing, regulatory support, and access to suitable infrastructure.

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

In order to achieve full construction financing for an ATJ plant, we intend to secure debt and possibly third-party equity. On October 16, 2024, we received a conditional commitment from the U.S. Department of Energy (“DOE”) Energy Dominance Financing Program (“EDF”) (formerly known as the Loan Programs Office) for a loan guarantee facility with a capacity of approximately $1.6 billion (including capitalized interest during construction) for our ATJ-60 project (formerly known as Net-Zero 1) in Lake Preston, South Dakota. The receipt of a conditional commitment was significant as it helped to validate the ATJ plant design integrity, which underpinned the DOE’s diligence process. In April 2026, we decided to withdraw our application for a DOE loan guarantee as (i) the business objectives required by the EDF to support enhanced oil recovery (“EOR”) are not yet commercially viable at scale in the project area, and (ii) opportunities for alternative financing and broadened product offerings are better aligned with company strategy and can accelerate the timeline for project execution. The withdrawal reserves the opportunity for Gevo to resubmit an application for a project at a later date, if desired. Gevo intends to continue its efforts on the ATJ-30 project.

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

In March 2025, the California Air Resources Board (“CARB”) approved our application for a provisional Tier 2 pathway, representing the significantly lower carbon intensity of our RNG than was reflected under our previous temporary pathway.

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

Luverne Facility

On October 31, 2025, we sold our subsidiary Agri-Energy, LLC, which owned an 18 million gallon-per-year ethanol production facility located in Luverne, Minnesota (the “Luverne Facility”) to A.E. Innovation LLC. The sales price was $7.0 million, which was made up of a $2 million cash payment, paid on the transaction closing date and a $5.0 million note receivable. As part of the transaction, we retained certain assets at the Luverne Facility including certain isobutanol production assets and associated infrastructure.

Key Operating Metrics

Gevo North Dakota operating metrics. Total operating revenues reflect sales of low-carbon ethanol, ethanol-related co-products and carbon removal credits. As a result, our revenues are primarily affected by unit production of low-carbon ethanol, ethanol-related co-products, the registration of carbon removal credits and low-carbon fuel pathways, and the prices at which we monetize such production. Production costs are reduced by the generation of clean fuel production tax credits. The following table summarizes the key operating metrics described above, recorded on the GevoND segment, which metrics we use to measure performance, and covers the three months ended March 31, 2026 and for 2025, the two month period from January 31, 2025, when Gevo closed on the acquisition of all of the assets and assumed certain liabilities of Red Trail Energy, to March 31, 2025.

RNG operating metrics. Total operating revenues reflect both sales of RNG and sales of related environmental attributes. As a result, our revenues are primarily affected by unit production of RNG, production of environmental attributes and the prices at which we monetize such production. Production costs are reduced by the generation of clean fuel production tax credits. The following table summarizes the key operating metrics described above, recorded on the RNG segment, which metrics we use to measure performance.

Gevo ND

	Three Months	Two Months
	Ended	Ended
	March 31,	March 31,
	2026	2025	Change	Change %
Production:
Ethanol (gallons)	17,748,399	11,136,584	6,611,815	59%
Dried-distillers grains (tons)	16,216	11,592	4,624	40%
Modified distillers grains (tons)	51,845	30,029	21,816	73%
Corn oil and syrup sold (lbs)	4,838,520	2,904,620	1,933,900	67%

Unit prices:
Ethanol price per gallon	$1.61	$1.55	$0.06	4%
Dried-distillers grain price per ton	$166.42	$162.09	$4.33	3%
Modified distillers grains price per ton	$70.19	$72.70	$(2.51)	(4)%
Corn oil and syrup price per pound	$0.54	$0.48	$0.06	13%

Environmental Attributes:
Carbon sequestered (metric tons)	46,453	-	46,453	100%
Clean fuel production tax credits ($ in thousands)	$15,853	$-	$15,853	100%

Production Costs:
Corn ground (bushels)	6,119,241	3,867,488	2,251,753	58%
Corn production costs per bushel	$3.93	$4.05	$(0.12)	(3)%
Corn production costs ($ in thousands)	$24,049	$15,663	$8,386	54%
Natural gas used (MMBtu)	409,075	264,117	144,958	55%
Natural gas production cost per MMBtu	$4.33	$3.89	$0.44	11%
Natural gas production cost ($ in thousands)	$1,773	$1,027	$746.00	73%

Gevo RNG

	Three Months ended March 31,
	2026	2025	Change	Change %

Production of RNG (MMBtu)	91,675	79,963	11,712	15%
RNG price per MMBtu	$5.83	$3.73	$2.10	57%

RNG Environmental Attributes:
LCFS generation	36,007	67,378	(31,371)	(47)%
LCFS realized price	$49.09	$64.58	$(15.49)	(24)%
RINs Generation	1,071,998	936,012	135,986	15%
RINs realized price	$2.00	$1.97	$0.02	1%
Clean fuel production tax credits ($ in thousands)	$1,100	$-	$1,100	100%

RNG production costs ($ in thousands)	$3,297	$5,202	$(1,905)	(37)%

(1)	One MMBtu of RNG has approximately the same energy content as 11.693 gallons of ethanol, and thus may generate 11.693 RINs under the RFS Program.
(2)	Realized prices for environmental attributes (under the temporary pathway) are net of third-party commissions and thus do not correspond directly to index prices.
(3)	LCFS credits are generally generated in the calendar quarter following the gas being dispensed.

Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and the notes to those Condensed Consolidated Financial Statements appearing in this Quarterly Report. This discussion contains forward-looking statements that involve significant risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” in Part I, Item 1A of our 2025 Annual Report, our actual results may differ materially from those anticipated in these forward-looking statements.

This section discusses comparisons between the three months ended March 31, 2026 and 2025. Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2025 and 2024 and other discussions of 2025 items can be found within Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at www.gevo.com.

Consolidated Comparison of the Three Months Ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change	Change %
Total revenues	$42,948	$29,109	$13,839	48%
Operating expenses:
Cost of production	20,232	21,446	(1,214)	(6)%
Depreciation and amortization	6,860	5,622	1,238	22%
Research and development expense	1,499	1,052	447	42%
General and administrative expense	16,215	11,084	5,131	46%
Project development costs	3,040	5,002	(1,962)	(39)%
Acquisition related costs	—	4,438	(4,438)	(100)%
Facility idling costs	—	604	(604)	(100)%
Total operating expenses	47,846	49,248	(1,402)	(3)%
Loss from operations	(4,898)	(20,139)	15,241	(76)%
Other (expense) income

Interest expense	(5,170)	(3,294)	(1,876)	57%
Loss on extinguishment of bonds	(10,304)	—	(10,304)	100%
Interest and investment income	813	1,770	(957)	(54)%
Other expense, net	(1,792)	(110)	(1,682)	1529%
Total other (expense) income, net	(16,453)	(1,634)	(14,819)	907%
Net loss and comprehensive loss	(21,351)	(21,773)	422	(2)%
Net income attributable to non-controlling interest	346	(45)	391	(869)%
Net loss attributable to Gevo, Inc.	$(21,697)	$(21,728)	$31	0%

	Three Months Ended March 31,
	2026	2025	Change	Change %
Revenues:
GevoND	$38,029	$22,814	$15,215	67%
GevoRNG	4,557	5,671	(1,114)	(20)%
Gevo	362	624	(262)	(42)%
Total revenues	$42,948	$29,109	$13,839	48%

Operating revenue. During the three months ended March 31, 2026, operating revenue increased by $13.8 million compared to the three months ended March 31, 2025. This increase was primarily due to $15.2 million of additional revenue from GevoND, which was acquired on January 31, 2025, and accordingly, results for the prior year period include only two months of GevoND revenue. Revenue from GevoRNG decreased by $1.1 million, primarily due to lower revenue from environmental attributes, whereas the prior year period benefited from $1.7 million of additional revenue driven by higher LCFS credits generated as a result of an improved carbon score under the LCFS program, including 2024 amounts recognized upon CI approval, which created a period-over-period timing impact. Additionally, revenue from the sale of isooctane at Gevo decreased $0.3 million in the three months ended March 31, 2026.

	Three Months Ended March 31,
	2026	2025	Change	Change %
Cost of production
GevoND	$17,673	$17,278	$395	2%
GevoRNG	1,813	2,792	(979)	(35)%
Gevo	746	1,376	(630)	(46)%
Total cost of production	$20,232	$21,446	$(1,214)	(6)%

Cost of production. Cost of production decreased $1.2 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. GevoND’s cost of production for the three months ended March 31, 2026, was consistent with prior year period. The prior year period reflected only two months of operating activity, whereas the current year period reflects a full three months. Cost of production in the current period also benefited from $16.5 million of clean fuel production tax credits, which mostly offset the increase. GevoRNG’s production cost decreased by $1.0 million, to $1.8 million for the three months ended March 31, 2026, compared to $2.8 million in the prior year period. The decrease was primarily attributable to approximately $1.0 million of clean fuel tax credit recognized during the current period, which reduced net production costs. Cost of production for the Gevo segment decreased by $0.6 million for the three months ended March 31, 2026, compared to the prior year period, primarily due to lower carbon-related activity during the current period.

	Three Months Ended March 31,
	2026	2025	Change	Change %
Depreciation and amortization
GevoND	$5,010	$3,472	$1,538	44%
GevoRNG	948	1,403	(455)	(32)%
Gevo	902	747	155	21%

Total depreciation and amortization	$6,860	$5,622	$1,238	22%

Depreciation and amortization. Depreciation and amortization increased $1.2 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to an increase of $1.5 million in depreciation related to GevoND, which included only two months of depreciation in the prior year period. The increase was partially offset by a $0.5 million reduction of depreciation related to assets at GevoRNG due to extended lease terms, which increased the depreciable lives of the assets.

	Three Months Ended March 31,
	2026	2025	Change	Change %
Research and development expense:
Gevo	1,499	1,052	447	42%
Total research and development expense	$1,499	$1,052	$447	42%

Research and development expense. Research and development expenses increased $0.5 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to increased patent-related expenses.

	Three Months Ended March 31,
	2026	2025	Change	Change %
General and administrative expense
GevoND	$3,701	$963	$2,738	284%
GevoRNG	833	1,007	(174)	(17)%
Gevo	11,681	9,114	2,567	28%
Total general and administrative expense	$16,215	$11,084	$5,131	46%

General and administrative expense. General and administrative increased by $5.1 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025. General and administrative expenses for GevoND increased by $3.0 million to $4.0 million for the three months ended March 31, 2026, compared to $1.0 million in the prior year period. The increase was primarily due to the prior year period reflecting only two months of activity as a result of the timing of the acquisition. The current period also included approximately $1.2 million of costs related to clean fuel production tax credit transactions, tax opinion and insurance related expenses. General and administrative expenses for GevoRNG decreased by $0.2 million for the three months ended March 31, 2026, compared to the prior year period, primarily due to lower intercompany overhead allocation costs. General and administrative expense for the Gevo segment increased by $2.6 million, primarily due to $2.7 million in accrued executive severance costs and $0.7 million of debt modification expenses, partially offset by lower professional services costs.

	Three Months Ended March 31,
	2026	2025	Change	Change %
Project development costs:
GevoND	$-	$1	$(1)	-%
GevoFuels	684	724	(40)	(6)%
Gevo	2,356	4,277	(1,921)	(45)%
Total project development costs	$3,040	$5,002	$(1,962)	(39)%

Project development costs. Project development costs are primarily related to our ATJ projects and Verity, and consist mainly of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased $2.0 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to a decrease in consulting and professional services fees.

Three Months Ended March 31,

	2026	2025	Change	Change %
Interest expense:
GevoND	$(3,132)	$(2,199)	$(933)	42%
GevoRNG	(2,017)	(904)	(1,113)	123%
Gevo	(21)	(191)	170	(89)%
Total interest expense	$(5,170)	$(3,294)	$(1,876)	57%

Interest expense. Interest expense increased $1.9 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to the Term Loan Amendment, which closed in February 2026. Although our debt balance did not increase significantly, the Term Loan Amendment accrues interest at a higher rate than the bonds that were repaid with the proceeds. Both GevoND and GevoRNG are borrowers and guarantors under the amended Term Loan, as such interest is allocated between the segments.

Loss on extinguishment of bonds. During the three months ended March 31, 2026, The Company recognized a $10.3 million loss on extinguishment of its Remarketed Bonds and Series 2025A Bonds at GevoRNG. The loss represents the amount paid to extinguish the bonds in excess of their carrying amounts. The Company paid a $6.4 million prepayment penalty and wrote off $3.9 million of unamortized debt issuance costs associated with the redemption of the bonds.

	Three Months Ended March 31,
	2026	2025	Change	Change %
Interest and investment income:
GevoND	$52	$8	$44	-%
GevoRNG	38	-	38	-%
Gevo	721	1,762	(1,041)	(59)%
Total interest and investment income	$813	$1,770	$(957)	(54)%

Interest and investment income. Interest and investment income decreased $1.0 million during the three months ended March 31, 2026, compared to the three months ended March 31, 2025, primarily due to lower balances of cash and cash equivalents and restricted cash at Gevo during the three months ended March 31, 2026.

	Three Months Ended March 31,
	2026	2025	Change	Change %
Other expense, net
GevoND	$(149)	$(16)	$(133)	831%
GevoRNG	(94)	-	(94)	-%
GevoFuels segment	(478)	-	(478)	-%
Gevo	(1,071)	(94)	(977)	1039%
Total other expense, net	$(1,792)	$(110)	$(1,682)	1,529%

Other expense, net. Other expense, net increased by $1.7 million during the three months ended March 31, 2026. The increase of $1.0 million in the Gevo segment reflects the write off of deferred debt financing costs in connection with the Company’s withdrawal from the DOE loan guarantee process. The increase of $0.5 million in GevoFuels represents the write off of $0.5 million of construction in progress related to certain isobutanol assets.

Critical Accounting Policies and Estimates

There have been no significant changes to our critical accounting estimates and policies since December 31, 2025. For a description of our other critical accounting policies and estimates that affect our significant judgments and estimates used in the preparation of our condensed consolidated financial statements, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates” contained in our 2025 Annual Report.

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

Principal Components of Our Cost Structure

Cost of Production. Our cost of production consists primarily of costs directly associated with the production of ethanol and related products, RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane. Such costs include direct materials, direct labor, other operating costs and certain plant overhead costs, which are partially offset by the generation of CFPCs. Direct materials include feedstock, denaturant and process chemicals. Direct labor includes compensation (including stock-based compensation) of personnel directly involved in production operations. Other operating costs include utilities and natural gas and wind power usage.

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

Project Development Costs. Project development costs consist of consulting, preliminary engineering costs, personnel expenses (including stock-based compensation) and research and development expenses to support the business activities of our ATJ and Verity projects.

Depreciation and Amortization. Depreciation and amortization relates to property, plant and equipment associated with the production of ethanol, ethanol related products, RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane, as well as that used in product development.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and cash equivalents of $78.9 million. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash and cash equivalents for the following purposes: (i) identification, development, engineering, licensing, acquisition and construction of production facilities and the Company’s ATJ projects; (ii) operations and the completion of capital projects at Gevo North Dakota; (iii) potential investment in RNG projects; (iv) operating activities at the Company’s corporate headquarters in Colorado, including research and development work; (v) exploration of strategic acquisitions and additional financing, including project financing; and (vi) debt service obligations associated with our current debt and any future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.

Since our inception in 2005, we have devoted most of our cash resources to the development and commercialization of routes to efficiently produce fuels and chemicals from carbohydrates, such as renewable feedstock, using alcohols (isobutanol and ethanol) as intermediates. We have incurred losses since inception, have a significant accumulated deficit, and expect to incur losses for the foreseeable future. Historically, we have financed our operations primarily with proceeds from the issuance of equity, warrants, borrowings under debt facilities, ethanol sales and interest income. Our current sources of cash include sales of ethanol and ethanol related co-products (including carbon credits), the sale of Section 45Z CFPC tax credits, RNG, environmental attributes, hydrocarbons and licensing fees. We may also fund future operations through additional private and/or public offerings of equity or debt securities.

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

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(21,140)	$(24,048)
Net cash used in investing activities	$(9,125)	$(204,295)
Net cash (used in) provided by financing activities	$(7,772)	$104,242

Operating Activities

Our primary uses of cash from operating activities include costs associated with operating our ethanol and RNG production facilities, including feedstock procurement, utilities, maintenance, logistics, and related working capital requirements. We also incur personnel-related and research and development expenses as we continue to invest in renewable fuels and chemicals using ethanol and isobutanol as intermediates. As our operations have evolved, a significant portion of our operating cash flows is driven by production-related and working capital requirements associated with these facilities.

During the three months ended March 31, 2026, net cash used in operating activities was $21.7 million compared to $24.0 million for the three months ended March 31, 2025. Non-cash charges primarily consisted of $6.7 million in depreciation and amortization, $2.1 million in stock-based compensation expense and $10.3 million loss on extinguishment of bonds. Production tax credits of $16.9 million were recognized under Section 45Z, which reduced cost of goods sold and increased operating cash flow on a non-cash basis. The accounts payable and accrued liability balance decreased $10.6 million.

Investing Activities

During the three months ended March 31, 2026, the Company made capital investments totaling $8.9 million for its ongoing projects. These investments are comprised of $5.7 million at Gevo, $0.7 million at GevoFuels, $0.1 million at GevoRNG and $2.4 million at GevoND. The investments primarily relate to the acquisition of property, plant, and equipment, and are aimed at advancing the Company’s strategic initiatives in renewable energy and related sectors.

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

Gevo is in the process of identifying and performing early site development work for additional ATJ production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market.

During the three months ended March 31, 2025, we had $204.3 million of cash used in investing activities, comprised of our acquisition of the assets of Red Trail Energy of $198 million and investments in our capital projects of $5.8 million.

Financing Activities

During the three months ended March 31, 2026, the Company entered into an amendment to the credit agreement with affiliates of OIC for an additional borrowings of $70 million. The proceeds from the amendment were partially used to redeem the Remarketed Bonds and the Series 2025A Bonds at Gevo NW Iowa RNG.

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

During the three months ended March 31, 2025, the Company entered into a credit agreement with affiliates of OIC for $105 million. The proceeds from this credit agreement were partially used to fund the acquisition of substantially all of the assets and certain liabilities of Red Trail Energy. Additionally, the lenders made an equity investment of $5 million in Gevo Intermediate HoldCo, LLC on January 31, 2025. This equity investment is reflected as a cash inflow within financing activities.

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

We did not repurchase shares of common stock under the stock repurchase program during the three months ended March 31, 2026 and 2025. As of March 31, 2026, approximately $20.3 million remained available under the stock repurchase program.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information required by this Item 3. However, we note that we are exposed to market risks in the ordinary course of our business. These risks primarily consist of environmental attribute pricing, increased project costs, commodity pricing, interest rate, credit risk with our contract counterparties, and equity price risks. There have been no material changes since our disclosure in “Quantitative and Qualitative Disclosures About Market Risk” included in Part II, Item 7A of our 2025 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have disclosure controls and procedures, which as defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate to allow timely decisions regarding required disclosure.

As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2025, management identified a material weakness in the Company’s internal control over financial reporting related to information technology general controls within certain financial systems of a recently acquired entity. Specifically, deficiencies were identified in controls over privileged access management, change management, and certain IT operations processes. As a result, certain automated controls and IT-dependent manual controls were ineffective. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of March 31, 2026, Management has initiated remediation efforts, including enhancing user access controls, strengthening change management procedures, and integrating the acquired entity’s ERP system with the Company’s existing systems and applications.

During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

A discussion of legal matters is found in Note 19, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.

Item 1A. Risk Factors.

You should carefully consider the risk factors discussed in Part I, Item 1A. “Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in our 2025 Annual Report. The risk factors in our 2025 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities, and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the three months ended March 31, 2026, the below directors and/or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements were each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name and Title	Action	Date	Duration of Plan	Total Number of Shares of Common Stock to be Purchased or Sold
Patrick R. Gruber Chief Executive Officer and Director	Terminate	March 10, 2026	November 25, 2025 to November 25, 2026	Up to 4,381,557
Patrick R. Gruber Chief Executive Officer and Director	Adopt	March 10, 2026	June 10, 2026 to June 9, 2027	Up to 4,381,557

Except as set forth above, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the three months ended March 31, 2026.

Item 6. Exhibits.

The exhibits listed below are filed or furnished as part of this report.

		Incorporated by Reference

Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Third Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	December 15, 2025	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1	Employment Agreement, amended and restated as of January 1, 2026, by and among Gevo, Inc. and Paul Bloom	8-K	001-35073	January 5, 2026	10.1

10.2	Employment Agreement, dated January 1, 2026, by and among Gevo, Inc. and Oluwagbemileke Agiri	8-K	001-35073	January 5, 2026	10.2

10.3	Omnibus Amendment Agreement, dated as of February 6, 2026	8-K	001-35073	February 11, 2026	10.2

10.4#	Credit and Security Agreement, dated as of February 6, 2026	8-K	001-35073	February 11, 2026	10.3

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X

#Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Gevo agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

**	Furnished herewith.
˄	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.
(REGISTRANT)

By:	/s/ Sylvia Gendenjamts
Sylvia Gendenjamts, CPA Vice President Accounting and Treasurer (Duly Authorized Officer and Principal Accounting Officer)

Date: May 7, 2026