Form 10-Q
period 2026-06-30
Gevo, Inc.
filed 2026-08-06
CIK 1392380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________

FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 001-35073
_______________________________________________________________

GEVO, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________

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

As of August 5, 2026, 247,237,104 shares of the registrant’s common stock were outstanding.

GEVO, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I: FINANCIAL INFORMATION

GEVO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$58,147	$81,163
Restricted cash	—	28,770
Trade accounts receivable, net	11,970	8,394
Inventories	19,304	19,076
Prepaid expenses and other current assets	12,179	6,001
Total current assets	101,600	143,404
Property, plant and equipment, net	238,119	353,577
Restricted cash	—	7,006
Operating right-of-use assets	2,671	1,964
Finance right-of-use assets	670	430
Intangible assets, net	71,592	95,003
Goodwill	43,558	43,558
Deposits and other assets	32,504	73,987
Total assets	$490,714	$718,929
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$33,391	$36,508
Deferred clean fuel production tax credits	3,344	41,115
Operating lease liabilities	817	689
Finance lease liabilities	92	273
Total current liabilities	37,644	78,585
Bonds payable, net	—	64,247
Loans payable	167,239	100,503
Operating lease liabilities	1,940	1,416
Finance lease liabilities	613	394
Asset retirement obligation	2,326	2,250
Other long-term liabilities	—	365
Total liabilities	209,762	247,760

Redeemable non-controlling interest	7,789	4,832

Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 247,237,104 and 242,464,470 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively.	2,472	2,425
Additional paid-in capital	1,303,403	1,298,064
Accumulated deficit	(1,032,712)	(834,152)
Total stockholders' equity	273,163	466,337
Total liabilities and stockholders' equity	$490,714	$718,929

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenues	$46,501	$43,413	$89,449	$72,522
Cost of production	19,918	17,265	40,150	38,711
Depreciation and amortization	6,784	7,213	13,644	12,835
Gross profit	19,799	18,935	35,655	20,976
Operating expenses:
Research and development expense	440	934	1,939	1,986
General and administrative expense	12,882	10,783	29,097	21,867
Project development costs	2,403	831	5,443	5,833
Acquisition related costs	—	—	—	4,438
Facility idling costs	—	591	—	1,195
Impairment of long-lived assets	135,788	—	135,788	—
Allowance for credit losses on refundable deposits	39,782	—	39,782	—
Loss on disposal of assets, net	210	—	210	—
Total operating expenses	191,505	13,139	212,259	35,319
(Loss) income from operations	(171,706)	5,796	(176,604)	(14,343)
Other (expense) income
Interest expense	(5,631)	(4,345)	(10,801)	(7,639)
Loss on extinguishment of bonds	—	—	(10,304)	—
Interest and investment income	630	1,322	1,443	3,092
Other expense, net	446	(44)	(1,346)	(154)
Total other expense, net	(4,555)	(3,067)	(21,008)	(4,701)
Net (loss) income	(176,261)	2,729	(197,612)	(19,044)
Net income attributable to redeemable non-controlling interest	680	585	1,026	540
Net (loss) income attributed to Gevo, Inc.	$(176,941)	$2,144	$(198,638)	$(19,584)

Net (loss) income per share - basic	$(0.75)	$0.01	$(0.84)	$(0.08)
Net (loss) income per share - diluted	$(0.75)	$0.01	$(0.84)	$(0.08)
Weighted-average common shares outstanding - basic	237,054,708	232,945,048	237,429,647	232,490,122
Weighted-average common shares outstanding - diluted	237,054,708	236,839,117	237,429,647	232,490,122

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	For the Three Months Ended June 30, 2026 and 2025
	Stockholders' Equity					Mezzanine Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Redeemable Non-Controlling Interest
	Shares	Amount
Balance, March 31, 2026	243,073,561	$2,431	$1,300,931	$(855,616)	$447,746	$6,954
Non-cash stock-based compensation	—	—	2,558	—	2,558	—
Stock-based awards and related share issuances, net	4,141,620	41	(41)	—	—	—
Exercise of stock options	74,319	1	79	—	80	—
Payments for tax withholdings on employee equity awards	(52,396)	(1)	(124)	—	(125)	—
Change in redemption value of redeemable non-controlling interest	—	—	—	(155)	(155)	155
Net income (loss)	—	—	—	(176,941)	(176,941)	680
Balance, June 30, 2026	247,237,104	$2,472	$1,303,403	$(1,032,712)	$273,163	$7,789

Balance, March 31, 2025	239,562,995	$2,396	$1,289,406	$(821,965)	$469,837	$4,955
Non-cash stock-based compensation	—	—	2,244	—	2,244	—
Stock-based awards and related share issuances, net	2,278,595	23	(20)	—	3	—
Change in redemption value of redeemable non-controlling interest	—	—	—	(124)	(124)	124
Net income	—	—	—	2,144	2,144	585
Balance, June 30, 2025	241,841,590	$2,419	$1,291,630	$(819,945)	$474,104	$5,664
	For the Six Months Ended June 30, 2026 and 2025
	Stockholders' Equity					Mezzanine Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Redeemable Non-Controlling Interest
	Shares	Amount
Balance, December 31, 2025	242,464,470	$2,425	$1,298,064	$(834,152)	$466,337	$4,832
Issuance of redeemable non-controlling interest	—	—	—	—	—	2,009
Non-cash stock-based compensation	—	—	4,661	—	4,661	—
Stock-based awards and related share issuances, net	4,843,175	47	1,022	—	1,069	—
Exercise of stock options	210,240	3	249	—	252	—
Payments for tax withholdings on employee equity awards	(280,781)	(3)	(593)	—	(596)	—
Change in redemption value of redeemable non-controlling interest	—	—	—	78	78	(78)
Net income (loss)	—	—	—	(198,638)	(198,638)	1,026
Balance, June 30, 2026	247,237,104	$2,472	$1,303,403	$(1,032,712)	$273,163	$7,789

Balance, December 31, 2024	239,176,293	$2,392	$1,287,333	$(800,237)	$489,488	$—
Issuance of redeemable non-controlling interest	—	—	—	—	—	5,000
Non-cash stock-based compensation	—	—	4,142	—	4,142	—
Stock-based awards and related share issuances, net	2,665,297	27	155	—	182	—
Change in redemption value of redeemable non-controlling interest	—	—	—	(124)	(124)	124
Net income (loss)	—	—	—	(19,584)	(19,584)	540
Balance, June 30, 2025	241,841,590	$2,419	$1,291,630	$(819,945)	$474,104	$5,664

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net loss	$(197,612)	$(19,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of long-lived assets	135,788	—
Allowance for credit losses on refundable deposits	39,782	—
Loss on disposal of property and equipment	210	—
Loss on extinguishment of bonds	10,304	—
Stock-based compensation	4,661	4,142
Depreciation and amortization	13,644	12,835
Change in fair value of derivative instruments	(2,690)	(652)
Production tax credits generated	(32,014)	(21,494)
Other non-cash expense	2,203	1,274
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(3,576)	(3,634)
Inventories	(501)	(788)
Prepaid expenses and other current assets, deposits and other assets	475	(9,504)
Accounts payable, accrued expenses and non-current liabilities	(7,569)	10,295
Deferred clean fuel production tax credits	7,480	—
Net cash used in operating activities	(29,415)	(26,570)
Investing Activities
Acquisitions of property, plant and equipment	(21,369)	(11,077)
Acquisition of Red Trail Energy, net of cash acquired	—	(198,461)
Issuance of note receivable	(250)	—
Net cash used in investing activities	(21,619)	(209,538)
Financing Activities
Redemption of bonds	(68,155)	—
Term loan proceeds	70,000	105,000
Payment of debt issuance costs	(2,612)	(5,480)
Non-controlling interest	—	5,000
Payment of prepayment penalty on redemption of bonds	(6,506)	—
Proceeds from the exercise of stock options	252	182
Payment of finance lease liabilities	(141)	(726)
Payments for tax withholdings on employee equity awards	(596)	—
Net cash (used in) provided by financing activities	(7,758)	103,976
Net decrease in cash and cash equivalents	(58,792)	(132,132)
Cash, cash equivalents and restricted cash at beginning of period	116,939	259,033
Cash, cash equivalents and restricted cash at end of period	$58,147	$126,901
See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited, in thousands)

	Six Months Ended June 30,
Schedule of cash, cash equivalents and restricted cash	2026	2025
Cash and cash equivalents	$58,147	$57,257
Restricted cash (current)	—	69,644
Total cash, cash equivalents and restricted cash	$58,147	$126,901

	Six Months Ended June 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2026	2025
Cash paid for interest, net of amounts capitalized	$11,845	$3,052
Capitalized interest included in property, plant and equipment	$405	$—
Non-cash purchase of property, plant and equipment	$10,806	$6,317
Redeemable non-controlling interest issued for payment of debt issuance costs	$2,009	$—
Stock-based awards and related share issuances, net	$1,069	$758
See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Nature of Business, Financial Condition and Basis of Presentation

Nature of business
Gevo, Inc. (Nasdaq: GEVO) (“Gevo,” “we,” “us,” “our,” or the “Company,” which, unless otherwise indicated, refers to Gevo, Inc. and its subsidiaries), a Delaware corporation founded in 2005, is a growth-oriented, diversified energy company focused on developing, financing, and operating facilities that produce renewable fuels, chemicals, and other products designed to reduce greenhouse gas (“GHG”) emissions and diversify energy supply. Our mission is to provide solutions for sectors of the transportation industry that are difficult to electrify or otherwise decarbonize.
The Company is focused on transforming renewable energy and carbon derived from photosynthesis into energy-dense liquid, drop-in and cost-effective ethanol and hydrocarbon fuels. The Company’s technology and development activities are intended to enable additional domestic energy production, support the construction of new manufacturing facilities, create employment opportunities, expand agricultural markets, and contribute to broader economic growth.
Gevo’s key asset is its low-carbon ethanol production facility in North Dakota (“Gevo North Dakota” or “GevoND”), which has an annual production capacity of approximately 70 million gallons. The facility is integrated with a Class VI permitted carbon capture and sequestration (“CCS”) well capable of injecting approximately 170,000 metric tons of carbon dioxide (“CO₂”) from GevoND per year, with additional pore space available to support future carbon capture expansion of up to one million metric tons per year. We view this asset as a strategic growth platform.
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period presentation. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the six months ended June 30, 2026, and are not necessarily indicative of the results to be expected for the full year. The Company had no components of other comprehensive income (loss) for the six months ended June 30, 2026 and 2025. Accordingly, net income (loss) equals comprehensive income (loss) for the periods presented. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The financial statements at December 31, 2025, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2025 (the “2025 Annual Report”).
Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. These estimates and assumptions are inherently subject to uncertainty, and actual results could differ from these estimates. Significant areas requiring estimates and assumptions include, but are not limited to, the determination of useful lives of

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

property, plant and equipment; the assessment of impairment of long-lived assets, inventory, asset retirement obligations, the recognition of revenue, the estimation of current expected credit losses, including the reserve for uncollectible deposits, the valuation of business combinations, and the fair value of clean fuel production tax credits (“PTC”). Management regularly reviews our estimates based on the most current available information. Changes in facts and circumstances may result in revised estimates.
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
Tax Credit Recognition and Sales
The Company accounts for tax credits associated with the U.S. federal clean fuel production incentives under Section 45Z of the Internal Revenue Code in accordance with International Accounting Standard 20 – Accounting for Government Grants and Disclosures of Government Assistance (IAS 20). These credits are recorded as they are generated based on the eligible PTC rate per gallon and the emission factor based on the carbon intensity score, and are adjusted to their estimated fair value. The credits are recognized as a nonmonetary asset in Intangible assets, net on the Condensed Consolidated Balance Sheets, and as a reduction to Cost of production on the Condensed Consolidated Statements of Operations, reflecting their role in offsetting the production costs of low-carbon fuels.
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
The Company does not apply hedge accounting to these instruments under ASC 815, Derivatives and Hedging. As such, all derivative instruments are recorded at fair value on the Condensed Consolidated Balance Sheets, and changes in the fair value of these instruments are recognized in earnings in the period in which they occur. Gains and losses resulting from changes in the fair value of corn derivative contracts are included in Cost of production in the Company’s Condensed Consolidated Statement of Operations, as they directly relate to the Company’s inventory procurement and production activities. If the fair value of the derivative contract is in an asset position, it is included in Prepaid and other current assets,

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

and if the fair value of the derivative contract is in a liability position it is included in Accounts payable and accrued liabilities on the Company’s Condensed Consolidated Balance Sheets. These instruments may introduce volatility in earnings from period to period due to timing differences between the derivative settlement and the related exposure. The Company does not use derivative instruments for speculative purposes.
Asset Retirement Obligation
The fair value of an asset retirement obligation (“ARO”) is recognized in the period in which it is incurred, provided that a reasonable estimate of fair value can be made. The Company’s ARO is primarily related to commitments to restore or decommission property subject to operating leases associated with its GevoND and RNG operations.
The ARO related to CO₂ sequestration activities includes obligations such as plugging injection wells, site closure, and post-closure monitoring in accordance with regulatory requirements and industry standards to ensure long-term CO₂ containment and mitigate the risk of leakage. The capitalized ARO costs included in property, plant, and equipment are depreciated over the shorter of the useful life of the related asset or the term of the associated lease. ARO liabilities are accreted over time using the credit-adjusted risk-free rate applied at initial recognition and recorded in operating expenses on the Condensed Consolidated Statement of Operations.
The capitalized ARO costs included in property, plant, and equipment are depreciated over the shorter of the useful life of the related asset or the term of the associated lease. ARO liabilities are accreted over time using the credit-adjusted risk-free rate applied at initial recognition and recorded in operating expense on the Condensed Consolidated Statement of Operations.
Accounting for Redeemable Non-Controlling Interest
In January 2025, Gevo Intermediate HoldCo, LLC (“HoldCo”), a wholly-owned subsidiary of Gevo, entered into a membership subscription agreement with Orion Infrastructure Capital (“OIC”), a U.S.-based private investment firm, pursuant to which OIC purchased equity units in HoldCo. The membership subscription agreement includes put and call options (the “Put/Call Option”) related to the non-controlling interest. Specifically, the Company has the right to exercise a call option to purchase all outstanding units, and OIC holds a put option requiring the Company to purchase the outstanding units at fair value. These options are exercisable for a period of three years (the “Option Period”) following the date that all indebtedness under the related credit agreement with an affiliate of OIC has been paid.
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
The redeemable non-controlling interest is adjusted each reporting period to reflect income (or loss) attributable to the redeemable non-controlling interest, as well as any applicable distributions. A measurement period adjustment, if necessary, is made to adjust the redeemable non-controlling interest to the higher of its redemption value (fair value) or carrying value as of each reporting date. These fair value adjustments are recognized through equity and are not reflected in the Company's Consolidated Statements of Operations.
For earnings per share calculations, the Company adjusts net income (loss) attributable to the Company for the measurement period adjustment to the extent the redemption value exceeds the fair value of the redeemable non-controlling interest on a cumulative basis.
Recently Issued, Not Yet Adopted Accounting Pronouncements
Income Statement Disclosures. In November 2024, the FASB issued Accounting Standards Update (ASU) No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 will require companies to disaggregate, within the notes to the financial statements, certain expenses presented on the face of the financial statements to enhance transparency and help investors better

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

understand an entity's performance. The amendment will specifically require that an entity disclose the amounts related to purchases of inventory, employee compensation, depreciation and intangible asset amortization. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. The amendments in ASU 2024-03 are effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
Internal Use Software. In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends certain aspects of the accounting and disclosure of software costs. ASU 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for annual reporting period beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
Environmental Credits. In May 2026, the FASB issued ASU No. 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818) (“ASU 2026-02”). ASU 2026-02 improves the financial accounting for and disclosure of environmental credits and environmental credit obligations and provides recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. An entity is required to disclose in annual reporting periods qualitative information about how it obtained and intends to use its environmental credits, the accounting policies used to account for environmental credits, and significant estimates and judgments used in applying the guidance. An entity also is required to disclose in annual reporting periods the current and noncurrent amounts of compliance environmental credits and noncompliance environmental credits (if not separately presented on a classified balance sheet), the total expense for voluntary environmental credits, and the total impairment expense. ASU 2026-02 is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. An entity should apply the amendments of ASU 2026-02 on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets on the balance sheet) as of the beginning of the annual reporting period of adoption. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.

Recently Adopted Accounting Pronouncements
Income Taxes. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 address investor requests for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. The Company adopted ASU 2023-09 retrospectively in the fourth quarter of 2025. We modified the disclosures related to our rate reconciliation and the details of our cash taxes paid included in Note 19, Income taxes.
2. Business Combinations

The Company completed the acquisition of substantially all of the assets and certain liabilities of Red Trail Energy, LLC (“Red Trail Energy”) on January 31, 2025. The assets and liabilities acquired in connection with the Red Trail Energy acquisition were recorded at their respective fair values as of the acquisition date in accordance with ASC 805-10. The Company has finalized the purchase accounting for the acquisition. The acquired operations are included in the Company’s Gevo North Dakota segment.
Pro Forma Financial Information
The pro forma financial information (in thousands) presented in the following table was computed by combining the historical financial information of Gevo along with the effects from business combination accounting and the associated

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Total revenues	$43,413	$87,061
Net income (loss)	2,729	(13,407)

3. Impairment of Long-Lived Assets

During the three months ended June 30, 2026, management completed a strategic review of the Company's development portfolio, capital allocation priorities, and future commercialization strategy. As a result of this review, management and the Board of Directors determined the Company should prioritize development of the ethanol platform, the 30 million gallon per year (“MMGPY”) alcohol-to-jet (“ATJ”) sustainable aviation fuel (“SAF) platform (“ATJ-30”), at Gevo North Dakota, and other commercialization opportunities. Following the strategic review initiated in connection with the leadership transition, management determined that certain previously contemplated initiatives, including the ATJ-60 project, other ATJ projects and certain isobutanol projects would no longer be advanced under the Company's revised strategic direction.

As a result, the Company evaluated the recoverability of long-lived assets associated with the affected initiatives and concluded that certain capitalized engineering costs related to these initiatives were not recoverable.

As a result, during the three and six months ended June 30, 2026, the Company recognized an impairment charge of $135.8 million, reducing the carrying value of the affected long-lived assets to their estimated fair value. The impairment charge is included within operating expenses in the Condensed Consolidated Statement of Operations, and did not result in any cash charges during the three and six months ended June 30, 2026. The majority of the impaired assets, including those related to the ATJ-60 project, were written down to a fair value of zero because the Company is no longer pursuing these projects and determined that the assets have no expected recoverable value. Certain other impaired assets, consisting primarily of constructed equipment, were written down to their estimated fair value using a market-based approach that incorporated significant unobservable inputs and was classified as a Level 3 fair value measurement under ASC 820, Fair Value Measurement.

The following table sets forth the impairment charge recognized by long-lived asset category (in thousands):

Three and six months ended June 30, 2026
Long-lived asset category:
Construction in progress	$134,406
Intangible assets, net	1,382
Total impairment charge	$135,788

The remaining capitalized development assets represent engineering, technology development, process design, catalyst development, and other project costs that management expects will provide future economic benefit through their anticipated use in the Company's ATJ-30 platform or other development initiatives. The remaining intangible assets consist primarily of patents, licenses, developed technology, and customer-related intangible assets. Management evaluated these assets for impairment in accordance with ASC 350 and concluded that they will continue to provide future economic benefit through their anticipated use in the Company's operations.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

4. Tax Credit Recognition and Sales

The U.S. federal government has introduced tax incentives to promote the production of low-carbon fuels and reduce GHG emissions, enhance energy security, and support the rural agricultural economy.
Effective January 1, 2025, the Inflation Reduction Act (the “IRA”) replaced Section 6426 of the Internal Revenue Code with Section 45Z, providing Clean Fuel Production Credits (“CFPCs”) for the years 2025 through 2027. This was further updated and extended on July 4, 2025, under the One Big Beautiful Bill Act (the “OBBBA”), extending the credit through 2029. Producers of transportation fuels, including ethanol and SAF, may be eligible to claim a credit of up to $1.00 per gallon (or gallon equivalent), determined based on the fuel's emissions rate. Fuel emissions rates generally may not be less than zero; however, fuels produced from animal manure-derived feedstocks may have emissions rates below zero and, as a result, may qualify for a credit exceeding $1.00 per gallon equivalent. The applicable credit amount is indexed annually for inflation.

The Company generates clean fuel production credits under Section 45Z of the Internal Revenue Code in connection with qualifying production at its GevoND and RNG facilities, and monetizes these credits through transfer agreements with third parties. For credits sold under transfer agreements and for which cash consideration has been received but the credits have not yet been formally transferred for tax purposes, the Company records a contract liability representing its obligation to transfer such credits in accordance with applicable tax filing requirements.
During the three and six months ended June 30, 2026, the Company generated and recognized $15.0 million and $32.0 million, respectively, in CFPCs, which were recorded as a reduction to Cost of production on the Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2025, the Company generated and recognized $21.5 million in CFPCs, which were recorded as a nonmonetary asset within Intangible assets, net on the Condensed Consolidated Balance Sheets.

As it relates to GevoND CFPCs, during the three months ended June 30, 2026, the Company received no cash proceeds, and during the six months ended June 30, 2026, the Company received $7.5 million of cash proceeds related to 2025 generation for CFPCs. Upon the March 2026 filing of the 2025 federal tax return for Gevo Intermediate Holdco, LLC, $52 million of CFPCs were transferred to the buyers of the CFPCs in exchange for cash proceeds of $48.6 million. Of the $48.6 million cash proceeds, $41.1 million was received in 2025, and $7.5 million was received in 2026. As a result, the Company derecognized the related GevoND CFPC intangible asset for CFPCs generated in 2025 and released the related deferred production tax credit liability.

As it relates to Gevo RNG CFPCs, during the three months ended June 30, 2026, the Company entered into a transfer agreement for the transfer of $3.8 million of CFPC’s generated by Gevo RNG in 2025, for which cash had not yet been received. The amount receivable under the transfer agreement totaled $3.3 million and was recorded in Prepaid and other current assets on Condensed Consolidated Balance Sheets as of June 30, 2026. The related cash proceeds were received in July 2026. As the credits have not yet been formally transferred for tax purposes, the amounts were recorded as Deferred clean fuel production tax credits on the Condensed Consolidated Balance Sheets as of June 30, 2026.

During 2025, the Company entered into multiple tax credit transfer agreements pursuant to which it agreed to sell and transfer CFPCs generated from qualifying ethanol production. Under these agreements, the Company sells CFPCs to financial institutions at agreed-upon prices, with credits transferred in accordance with contractual terms and applicable tax filing requirements. Certain agreements include provisions such as volume commitments, optional additional purchases, and customary delivery performance requirements, including potential under-delivery fees and rights of first refusal. During the six months ended June 30, 2026, no under delivery fees were paid by the Company, and the financial institutions did not exercise their rights of first refusal.
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
(unaudited)

5. Revenues from Contracts with Customers and Other Revenue

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
Other Revenue
Other revenue includes hydrocarbon revenue and licensing, development, and software services revenue. The Company generates hydrocarbon revenue from the sale of renewable low-carbon intensity products, including isooctane and SAF blendstocks. Revenue is recognized at the point in time when control transfers to the customer, generally upon shipment under free-on-board shipping terms. Licensing revenue is primarily derived from agreements granting rights to intellectual property developed by the Company and is recognized when control of the intellectual property transfers to the customer and any related performance obligations are satisfied. Software services revenue consists of subscription and

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

support services provided to customers of the Verity’s digital platforms and is recognized over time as services are performed.
The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Major Goods/Service Line	2026	2025	2026	2025
Ethanol	$29,504	$28,508	$58,122	$45,753
Ethanol related products	9,702	8,672	19,015	14,241
Environmental attributes	5,558	4,058	9,679	9,431
Renewable natural gas	209	225	744	523
Other	1,528	1,950	1,889	2,574
Total operating revenue	$46,501	$43,413	$89,449	$72,522
Contract Assets, Contract Liabilities, and Trade Receivables. As of June 30, 2026 and 2025, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in Trade accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for credit losses was recorded for three and six months ended June 30, 2026 and 2025.
6. Net (Loss) Income per Share

Basic net (loss) income per share is calculated by dividing (loss) income by the weighted-average number of common shares outstanding for the respective periods. Diluted (loss) income per share is calculated using the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. These potentially dilutive securities for this calculation consist of unexercised warrants, stock options and unvested restricted stock awards, all of which are measured using the treasury stock method. Potentially dilutive securities are not considered to be dilutive in periods in which a net loss is reported. See Note 18, Stock-Based Compensation, for discussion of our stock options and restricted stock awards and Note 22, Stockholders’ Equity, for discussion of our warrants.
Basic and diluted net (loss) income per share is calculated as follows (net (loss) income in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(176,941)	$2,144	$(198,638)	$(19,584)
Basic weighted-average shares outstanding	237,054,708	232,945,048	237,429,647	232,490,122
Dilutive effect of RSAs, stock options and unexercised warrants	—	3,894,069	—	—
Dilutive weighted-average shares outstanding	237,054,708	236,839,117	237,429,647	232,490,122
Net (loss) income per share - diluted	$(0.75)	$0.01	$(0.84)	$(0.08)
Net (loss) income per share - basic	$(0.75)	$0.01	$(0.84)	$(0.08)

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

For the three and six months ended June 30, 2026 and 2025, potentially dilutive securities excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants	—	—	—	2,387
Stock options	2,800,961	—	3,168,789	1,530,010
Unvested restricted stock awards	3,614,565	—	3,887,983	3,726,353
Total	6,415,526	—	7,056,772	5,258,750
7. Restricted Cash

On February 6, 2026, as a result of the redemption of the Remarketed Bonds and the Series 2025A Bonds with the proceeds from the OIC Term Loan Amendment, the Company’s restricted cash balances of $35.8 million were released. The restricted cash that was released consisted of $28.8 million held as collateral for a letter of credit to provide financing support for the Company’s Remarketed Bonds, (the “Bond Letter of Credit”), which supported the development and construction of NW Iowa RNG, and reserve accounts totaling $7.0 million for debt service reserves and an operating and maintenance reserves related to the Series 2025A Bonds. See Note 17, Debt, for additional information on the Remarketed Bonds, the Series 2025A Bonds and OIC Term Loan Amendment.

The Company recorded interest income on the restricted cash balances of $0.1 million during the six months ended June 30, 2026, and $0.7 million and $1.4 million during the three and six months ended June 30, 2025, respectively. The interest income is included in Interest and investment income in the Condensed Consolidated Statements of Operations.
8. Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	June 30, 2026	December 31, 2025
Clean fuel production tax credit receivable	$3,344	$—
Corn derivative contracts	2,781	91
Prepaid insurance	1,790	1,354
Notes receivable - current	1,206	894
Other prepaid expenses	1,411	1,462
Other current assets	1,647	2,200
Total prepaid expenses and other current assets	$12,179	$6,001
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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
The Company has four finance leases for land and one for a processing facility. The land leases are related to our renewable natural gas operations at NW Iowa RNG. The Company leases land from dairy farmers on which it has built three anaerobic digesters, and a gas upgrade facility to condition raw biogas from cow manure provided by the farmers. These leases expire at various dates between 2031 and 2050. In addition, the Company has leased various equipment which it has classified as finance leases, which expire at various dates between 2029 and 2031.
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
The following tables present the (i) costs by lease category, (ii) other quantitative information, and (iii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Six Months Ended June 30,
	2026	2025
Operating lease cost	$416	$263
Finance lease expense:
Amortization of leased assets	18	720
Interest on lease liabilities	24	134
Total lease expense	$458	$1,117

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30,
	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$14	$830
Operating cash flows from operating leases	$456	$351
Finance cash flows from finance leases	$13	$90
Right-of-use asset obtained in exchange for new finance lease liabilities	$258	$21
Right-of-use asset obtained in exchange for new operating lease liabilities	$1,123	$1,337
Weighted-average remaining lease term, finance leases (months)	106	52
Weighted-average remaining lease term, operating leases (months)	38	42
Weighted-average discount rate - finance leases (1)	12%	16%
Weighted-average discount rate - operating leases (1)	10%	9%
(1)When our leases do not provide an implicit interest rate, we calculate the lease liability at lease commencement as the present value of unpaid lease payments using our estimated incremental borrowing rate. The incremental borrowing rate represents the rate of interest that we would have to pay to borrow an amount equal to the lease payments on a collateralized basis over a similar term and is determined using a portfolio approach based on information available at the commencement date of the lease.

	Operating Leases	Finance Leases
2026 (remaining)	$452	$84
2027	1,126	147
2028	914	146
2029	550	235
2030	224	99
2031 and thereafter	—	530
Total	3,266	1,241
Less: amounts representing present value discounts	509	536
Total lease liabilities	2,757	705
Less: current portion	817	92
Non-current portion	$1,940	$613
10. Inventories

Inventory is valued at the lower of cost or net realizable value. The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	June 30, 2026	December 31, 2025
Raw Materials	$6,818	$8,250
Finished goods:
Biofuels	1,948	2,028
Work in process:
Environmental attributes	5,050	3,847
Biofuels	1,742	1,421
Spare parts	3,746	3,530
Total inventories	$19,304	$19,076

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices.

11. Derivative Financial Instruments

The Company uses corn futures contracts to manage exposure to changes in corn prices associated with anticipated corn purchases. The Company does not apply hedge accounting and records derivative instruments at fair value, with changes in fair value recognized within Cost of production on the Condensed Consolidated Statements of Operations. As of June 30, 2026 and December 31, 2025, the fair value of the Company's corn futures contracts was an asset of $2.8 million and $0.1 million, respectively, which was included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.
The following table sets forth the Company’s gain (loss) recognized in income (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	2026	2025	2026	2025
Corn futures	Cost of production	$4,085	$1,603	$3,576	$5,207
Total realized gain		$4,085	$1,603	$3,576	$5,207
12. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	June 30, 2026	December 31, 2025
Land	$12,232	$12,232
Plant facilities and infrastructure	49,794	49,352
Machinery and equipment	143,958	140,552
Furniture and office equipment	2,771	2,731
Software	10,028	8,753
Construction in progress	72,712	186,641
Total property, plant and equipment	291,495	400,261
Less: accumulated depreciation and amortization	(53,376)	(46,684)
Property, plant and equipment, net	$238,119	$353,577
During each of the three months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $3.4 million. Depreciation expense recorded into inventory during the three months ended June 30, 2026 and 2025 was $1.0 million and $1.5 million, respectively. During the three months ended June 30, 2026 and 2025, $0.9 million and $1.3 million, respectively, was recorded to depreciation expense due to sales of inventory.
During the six months ended June 30, 2026 and 2025, the Company recorded depreciation expense of $6.9 million and $6.3 million, respectively. Depreciation expense recorded into inventory during the six months ended June 30, 2026 and 2025 was $2.1 million and $2.8 million, respectively. During the six months ended June 30, 2026 and 2025, $2.3 million and $3.2 million, respectively, was recorded to depreciation expense due to sales of inventory.

The Company’s construction in progress primarily relates to our ATJ-30 project, in particular engineering work, design work and modularization.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

13. Intangible Assets and Goodwill

During the six months ended June 30, 2026, the Company generated $15.0 million in CFPCs as intangible assets, related to the production and sale of low-carbon transportation fuels under Section 45Z of the Internal Revenue Code. See Note 4, Tax Credit Recognition and Sales. Other identifiable intangible assets consist of developed technology, customer-related intangible assets, trade name and acquired patents, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products, and identifiable intangible assets.
The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, net	Weighted- Average Remaining Useful Life (Years)
Patents	$5,393	$(2,776)	$2,617	9.9
Defensive assets	4,900	(2,801)	2,099	3.6
Developed technology	1,300	(477)	823	3.2
Customer-related intangible assets	46,300	(16,398)	29,902	3.1
Intangible assets with finite lives	57,893	(22,452)	35,441	3.4
Other intangible assets:
CFPC intangible assets	36,151	—	36,151
Total intangible assets	$94,044	$(22,452)	$71,592

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted- Average Remaining Useful Life (Years)
Patents	$4,280	$(2,485)	$1,795	3.1
Defensive assets	4,900	(2,508)	2,392	4.1
Developed technology	1,300	(347)	953	3.7
Customer-related intangible assets	47,800	(10,735)	37,065	3.5
Trade name	100	(33)	67	2.7
Intangible assets with finite lives	58,380	(16,108)	42,272	3.5
Other intangible assets:
CFPC intangible assets	52,731	—	52,731
Total intangible assets	$111,111	$(16,108)	$95,003
The Company recorded amortization expense of $3.3 million for each of the three months ended June 30, 2026 and 2025. The Company recorded amortization expense of $6.6 million and $5.6 million for the six months ended June 30, 2026 and 2025, respectively.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The following table details the estimated amortization of identifiable intangible assets with finite lives as of June 30, 2026 (in thousands):

	Patents	Defensive Assets	Developed Technology	Customer Related	Total
2026 (remaining)	$319	$293	$130	$5,787	$6,529
2027	638	586	260	11,575	13,059
2028	638	586	260	11,575	13,059
2029	104	586	173	965	1,828
2030	56	48	—	—	104
2031 and thereafter	862	—	—	—	862
Total intangible assets	$2,617	$2,099	$823	$29,902	$35,441
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
The following table sets forth the changes in the carrying amount of goodwill (in thousands) for the periods presented:

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Goodwill, beginning of period:
Gevo	$3,790	$3,740
GevoND	39,768	—
Total	43,558	3,740
Acquisitions:
Gevo	—	—
GevoND	—	37,815
Total	—	37,815
Balance adjustments (post-acquisition working capital adjustments):
Gevo	—	50
GevoND	—	1,953
Total	—	2,003
Goodwill, end of period:
Gevo	3,790	3,790
GevoND	39,768	39,768
Total	$43,558	$43,558

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

14. Deposits and Other Assets
The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	June 30, 2026	December 31, 2025
Deposits	$644	$664
Prepaid insurance	481	538
Prepaid feedstock	1,649	1,942
Equity interest (1)	1,500	1,500
Deposits receivable (2)	14,638	54,035
Improvements on assets owned by others	4,305	4,445
Debt Issuance Costs	467	1,907
Capitalized Fuel Supply (3)	6,054	6,371
Note receivable	2,766	2,586
Total deposits and other assets	$32,504	$73,987
_______________________________________________________________
(1)The Company directly holds a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), formerly known as Juhl Clean Energy Assets, Inc., which is not a publicly listed entity with a readily determinable fair value. The Company therefore measures the securities at cost. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC (“RCWF”), a Zero6 subsidiary.
(2)Deposits provided to a wind project developer and power utility contractor for the design and construction of power generation, transmission, and distribution facilities. These deposits are reimbursable pursuant to the related contractual arrangements, and the Company holds contractual priority liens on the related equipment and constructed facilities. However, as discussed in Note 3, Impairment of Long-Lived Assets, as a result of management's strategic review during the three months ended June 30, 2026, the Company determined that the ATJ-60 project, together with these related development initiatives, would not be advanced. In accordance with ASC 326, Financial Instruments-Credit Losses, the Company assessed the recoverability of the Deposits receivable balance. The expected credit loss was determined based upon the amount that the Company estimated will be reimbursed. During the three and six months ended June 30, 2026, the Company recorded an allowance for credit losses of $39.8 million, representing the portion of the balance not expected to be recovered. The write-off is included in Allowance for credit losses on refundable deposits within operating expenses in the Condensed Consolidated Statement of Operations.
(3)Expenditures related to the feedstock agreements.

15. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities (in thousands) as of:

	June 30, 2026	December 31, 2025
Accounts payable	$7,860	$1,083
Accrued liabilities	5,136	17,711
Accrued construction in progress	10,806	6,207
Accrued payroll and related benefits	9,589	11,507
Total accounts payable and accrued liabilities	$33,391	$36,508
16. Asset Retirement Obligation

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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company estimates the fair value of the ARO based on current regulatory requirements and historical cost data, considering appropriate inflation and discount rates for the estimated timeline of asset removal. The fair value of the estimated ARO is recorded as a long-term liability, with a corresponding increase in the carrying amount of the related asset.
The following table summarizes the Company’s asset retirement obligation (in thousands) as of:

	June 30, 2026	December 31, 2025
Asset retirement obligation, beginning of period	$2,250	$—
Liabilities assumed upon acquisition	—	1,018
Liabilities incurred	—	1,093
Accretion expense	76	139
Asset retirement obligation, end of period	$2,326	$2,250
Any changes in the assumptions used to calculate the fair value of the asset retirement obligation are recorded as an offset to the related asset. Surety bonds have been established to cover the cost of a portion of the facility closure plan.
17. Debt

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	June 30, 2026	December 31, 2025
Term Loan	12.0%	January 2030	$175,000	$105,000
Revolving credit facility	SOFR + 2.75%	January 2030	—	—
Remarketed Bonds	3.9%	April 2026	—	28,155
Series 2025A Term Bond 1	8.1%	July 2030	—	13,835
Series 2025A Term Bond 2	8.5%	July 2036	—	26,165
Total debt			175,000	173,155
Less: debt issuance costs			(7,761)	(8,405)
Total debt, net			$167,239	$164,750
Less: current portion			—	—
Total non-current debt			$167,239	$164,750
Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2026 (remaining)	$—
2027	—
2028	—
2029	—
2030	175,000
2031 and thereafter	—
Total debt	$175,000
Term Loan
On January 31, 2025 (the “Closing Date”), the Company, through its subsidiaries Net-Zero North HoldCo, LLC, Richardton-CCS, Net-Zero-Richardton, and other affiliates (collectively, the “Borrower”), entered into a Credit Agreement

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

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
In connection with the Term Loan, and subject to the other terms under the Credit Agreement, entities affiliated with OIC made an equity investment in HoldCo equal to $5 million, or approximately 4% of the membership interests in HoldCo, on the Closing Date. The organizational documents of HoldCo also provide the Lenders with the right to appoint two non-voting observers to the board of managers of HoldCo.
On February 6, 2026, (the “Amendment Date”) the Company, entered into an amendment to the Term Loan (the “Term Loan Amendment”) to increase the total commitments on the Term Loan to $175.0 million (the “Revised Credit Facility”). The incremental proceeds of $67.4 million, after payment of a $2.1 million discount to the Lenders and $0.5 million in third-party debt issuance costs were used to (i) redeem $28.2 million aggregate principal outstanding on the Remarketed Bonds and (ii) $38.9 million aggregate principal amount outstanding on the Series 2025A Bonds. The Revised Credit Facility added Gevo RNG HoldCo, LLC and Gevo NW Iowa RNG, LLC as borrowers and guarantors. The Revised Credit Facility was transferred from Net-Zero North HoldCo LLC to a new entity, Gevo Operating Holdings LLC, which includes all subsidiaries guaranteeing the Revised Credit Facility through an Assignment and Assumption Agreement executed on the Amendment Date. In addition, HoldCo’s Limited Liability Company Agreement was amended to add additional OIC Controlled Members, which increased the redeemable non-controlling interest in HoldCo to 6.0% from 4.0%. The additional redeemable non-controlling interest was considered debt issuance costs of $2.0 million and was allocated between the carrying amount of the debt and the redeemable non-controlling interest on a relative fair value basis. Effective on the Amendment Date, the interest rate on the Revised Credit Facility increased to 12.00%, otherwise the Term Loan Amendment maintains substantially the same terms and covenants as the original Term Loan. The Term Loan Amendment was accounted for as a debt modification. Third-Party legal costs of $0.7 million related to the Term Loan Amendment were included in General and administrative expenses on the Condensed Consolidated Statement of Operations.
The Revised Credit Facility is secured by a first-lien security interest subject only to reasonable and customary permitted liens and encumbrances, in all the Borrower’s and each Guarantor’s tangible and intangible assets, properties controlled by Borrower and Guarantors, and contracts, including deposit accounts and collateral assignment of material contracts and certain real estate assets to be determined, and includes a pledge of all equity interests in the Borrower and its subsidiaries. The Revised Credit Facility also contains customary affirmative and negative covenants, events of default, mandatory prepayments (including an excess cash flow sweep), conditions precedent, representations, and warranties. On December 26, 2025, the Borrower entered into an amended and restated waiver, consent and amendment letter with the Administrative Agent under the Credit Agreement. Pursuant to the amendment, the Administrative Agent consented to the withdrawal and transfer of approximately $36.4 million from the Borrower’s revenue account. The withdrawn funds were deemed distributed to Holdco in accordance with HoldCo’s limited liability company agreement and treated as a restricted payment under the Credit Agreement. Except as amended, the Credit Agreement remains in full force and effect. The Company was in compliance with the covenants under the Revised Credit Facility as of June 30, 2026.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Revolving Credit Facility
On February 6, 2026, the Company entered into a revolving credit agreement with Huntington National Bank providing for a working capital facility of up to $20.0 million (the “Revolving Credit Facility”). Borrowings under the facility bear interest, at the Company’s option, at either (i) Adjusted Term SOFR plus 2.75% per annum or (ii) an alternate base rate plus 0.75% per annum. The facility also includes a 0.375% unused commitment fee. The facility matures on the earlier of February 6, 2031 or three months prior to the maturity of the Revised Credit Facility. As of June 30, 2026, no amounts had been borrowed on the Revolving Credit Facility. The Company paid debt issuance costs of $0.5 million related to the Revolving Credit Facility, which are recorded in Deposits and other assets in the Condensed Consolidated Balance Sheets as of June 30, 2026. The costs are amortized to interest expense over the remaining term of the facility.

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
The Remarketed Bonds were supported by a $69.6 million letter of credit that was issued to the incumbent Trustee that can draw sufficient amounts on the letter of credit to pay the principal and interest, in case of default, until the first mandatory tender date of April 1, 2026. On the Amendment Date, the letter of credit and restricted cash of $28.8 million was released.
2025 Bonds
On July 10, 2025, Barclays Capital Inc. purchased $40.0 million of the Remarketed Bonds (the “2025 Bonds” or “Series 2025A Bonds”) on a non-recourse basis. This partial refinancing enabled Gevo to release $40.8 million of restricted

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

cash, including interest of $0.8 million, which was securing the letter of credit, and returned approximately $30.4 million of cash to Gevo after paying debt issuance costs of $3.4 million and funding the related debt service reserve fund of $4.0 million and the operating and maintenance reserve fund of $3.0 million associated with the 2025 Bonds.
The 2025 Bonds were in the form of two separate term bonds. Series 2025A Term Bond 1 had a principal amount of $13.8 million, bore interest at 8.125% per annum, and required semi-annual principal and interest payments beginning January 1, 2026 through July 1, 2030. Series 2025A Term Bond 2, had a principal amount of $26.2 million, bore interest at 8.5%, and required semi-annual principal and interest payments beginning January 1, 2031 through July 1, 2036. On the Amendment Date, the principal amount of $38.9 million on the 2025 Bonds was repaid with partial proceeds from the Term Loan Amendment. The redemption of the 2025 Bonds was accounted for as an extinguishment of debt, recorded within included in Loss on extinguishment of bonds on the Condensed Consolidated Statement of Operations. The loss on extinguishment of $10.3 million included a prepayment penalty of $6.5 million and the write-off of the unamortized debt issuance costs of $3.8 million. The restricted cash balance of $7.0 million related to the debt service reserve fund and operating and maintenance reserve fund was returned to the Company.
18. Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan.
The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2025, upon approval of stockholders at the 2025 Annual Meeting of Stockholders, the 2010 Plan was amended and restated to (1) increase the number of shares of common stock reserved for issuance under the 2010 Plan by 15,000,000 shares (providing for a total of 52,980,074 shares under the 2010 Plan), and (2) extend the term of the 2010 Plan to May 21, 2035. At June 30, 2026, 3,887,137 shares were available for future issuance under the 2010 Plan.
Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.
The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of production	$14	$4	$27	$16
General and administrative	2,392	1,844	4,242	3,395
Other operating expenses	152	396	392	731
Total stock-based compensation	$2,558	$2,244	$4,661	$4,142

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the six months ended June 30, 2026, were as follows:

	Number of Options	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2025	19,342,292	$1.93	8.2	$1.66	$6,516
Granted	2,832,781	1.64		1.42	—
Forfeited and expired	(1,548,861)	2.27		1.95	(480)
Exercised	(210,240)	1.20		1.08	(74)
Options outstanding at June 30, 2026	20,415,972	$1.87	8.0	$1.61	$5,962
Options vested and expected to vest at June 30, 2026	20,415,972	$1.87	8.0	$1.61	$5,962
_______________________________________________________________
(1)Exercise price of options outstanding ranges from $0.67 to $20.00 as of June 30, 2026.
As of June 30, 2026, 11.9 million stock options were exercisable. As of June 30, 2026, the total unrecognized compensation expense relating to stock options was $8.4 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.6 years.
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
Non-vested restricted stock awards and the changes during the six months ended June 30, 2026, were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2025	6,262,580	$1.02
Granted	4,477,084	$1.73
Vested and issued	(2,739,699)	$0.99
Forfeited and expired	(184,765)	$1.09
Non-vested at June 30, 2026	7,815,200	$1.43

As of June 30, 2026, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to restricted stock awards was $9.6 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.6 years.

19. Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax assets as they relate to income taxes. Our effective tax rate from continuing operations was 0% for each of the three and six months ended June 30, 2026 and 2025. The rate differs from the U.S. Federal statutory tax rate of 21% due to a full valuation allowance. On July 4, 2025, the OBBBA was signed into law, which may be subject to further clarification and the issuance of interpretive guidance. The OBBBA did not have a material impact to the effective tax rate for the three and six months

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

ended June 30, 2026 and we do not expect the OBBBA to have a material impact on our effective tax rate for the current fiscal year.
20. Commitments and Contingencies

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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of June 30, 2026, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of June 30, 2026.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG business. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Firm Purchase Commitments for Corn. To ensure an adequate supply of corn to operate the GevoND plant, the Company enters into contracts to purchase corn from local farmers and elevators. As of June 30, 2026, the Company had various fixed price contracts for the purchase of corn.

Water Purchases. The Company has entered into a ten-year extension to its water purchase agreement with the North Dakota State Water Commission to operate the GevoND plant. Under the agreement, the Company has agreed to purchase no less than 200 million gallons per year through March 2035. Based on the current price per gallon, the committed amount is $8.3 million.

The estimated commitments as of June 30, 2026, and thereafter are shown below (in thousands):

	2026	2027	2028	2029	2030	2031 and thereafter	Total
Fuel supply payments	$963	$2,053	$1,747	$2,201	$2,331	$27,695	$36,990
Firm purchase commitments for corn	26,628	—	—	—	—	—	26,628
Renewable energy credits	71	142	142	142	142	1,326	1,965
Water purchases	472	944	944	944	944	4,012	8,260
Total	$28,134	$3,139	$2,833	$3,287	$3,417	$33,033	$73,843

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

21. Fair Value Measurements

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
The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at June 30, 2026, and December 31, 2025 are as follows (in thousands):

		Fair Value Measurements at June 30, 2026
Recurring	Fair Value at June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$48,621	$48,621	$—	$—
Commodities derivative instruments	2,781	—	2,781	—
Total	$51,402	$48,621	2,781	$—

		Fair Value Measurements at December 31, 2025
Recurring	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$59,904	$59,904	$—	$—
Commodities derivative instruments	91	—	91	—
Total	$59,995	$59,904	$91	$—
_______________________________________________________________
(1)Cash and cash equivalents includes $48.6 million and $59.9 million invested in U.S. government money market funds as of June 30, 2026 and December 31, 2025, respectively.
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2025, and June 30, 2026.
Notes Receivable
On October 31, 2025, the Company received a $5.0 million note receivable from A.E. Innovation, LLC as partial consideration for the sale of our subsidiary, Agri-Energy, LLC. The note bears interest at the Federal Funds Rate and matures on October 31, 2030. The note requires annual principal and interest payments on October 31 of each year

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

beginning October 31, 2026. The Company used a market approach to adjust the value of the note to fair value and recorded a discount on the note of $1.6 million. Factors considered by the Company in determining fair value were (i) the credit standing of the issuer, (ii) the secured nature of the note and, (iii) the prevailing rates for similar instruments based on the issuer’s credit. In addition, on February 26, 2026, the Company received a $250 thousand note receivable from Future Energy Capital Limited. The note accrues interest at 12% per annum and matures one year from the date of issuance, on February 26, 2027. The carrying value and the fair value of the notes receivable as of June 30, 2026 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
Note receivable - A.E, Innovation, LLC	$3,722	$3,722
Note receivable - Future Energy Capital Limited	250	250
Total notes receivable	$3,972	$3,972
Term Loan
The fair value of the Term Loan entered into on January 1, 2025, and subsequently modified on February 6, 2026, is estimated to be equal to its carrying amount as of June 30, 2026, due to the short duration for which the loan was outstanding during the period. The carrying value and estimated fair value of the Term Loan as of June 30, 2026 was $175.0 million.
Redeemable non-controlling interest
The following table reflects the changes in the fair value of the redeemable non-controlling interest as of June 30, 2026 (in thousands):

Redeemable Non- Controlling Interest
Fair value as of December 31, 2025	$4,832
Increase in equity of non-controlling member	2,009
Income attributable to non-controlling member	1,026
Fair value adjustment	(769)
Fair value as of June 30, 2026	$7,098
22. Stockholders’ Equity

Share Issuances
At-the-Market Offering Program
In January 2024, the Company filed a registration statement on Form S-3, which included a base prospectus which covers the offer, issuance and sale of up to an aggregate of $750.0 million of the registrant’s common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts and units and an at-the-market offering prospectus supplement covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $500.0 million of common stock that may be issued and sold under an at-the-market-offering agreement.
As of June 30, 2026, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.
Stock Repurchase Program
On May 30, 2023, the Company authorized a stock repurchase program, under which it may repurchase up to $25 million of its common stock. The primary goal of the repurchase program is to allow the Company to opportunistically

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

repurchase shares, while maintaining the Company’s ability to fund its development projects. Under the stock repurchase program, the Company may repurchase shares from time to time in the open market or through privately negotiated transactions. The timing, volume and nature of stock repurchases, if any, will be at the Company’s sole discretion and will be dependent on market conditions, applicable securities laws, and other factors. The stock repurchase program may be suspended or discontinued at any time by the Company and does not have an expiration date.
We did not repurchase shares of common stock under the stock repurchase program during the three and six months ended June 30, 2026 or 2025. As of June 30, 2026, approximately $20.3 million remained available under the stock repurchase program.
Warrants
In June 2022, the Company completed a registered direct offering (“the June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of June 30, 2026, none of the Series 2022-A Warrants had been exercised.
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
The following table sets forth information regarding unexercised warrants outstanding as of June 30, 2026:

	Issuance Date	Expiration Date	Exercise Price as of June 30, 2026	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of June 30, 2026	Shares Underlying Warrants Outstanding as of June 30, 2026
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				33,333,336	—	33,333,336
______________________________________________________________
(1)Equity-classified warrants.
During the three and six months ended June 30, 2026 and 2025, no warrants were exercised.
23. Variable Interest Entities

The Company has entered into agreements with various special purpose entities (“SPEs”) to facilitate the development and construction of facilities designed to provide carbon neutral power for the Company’s operations. These SPEs are structured as a limited liability companies.
Nonconsolidated VIEs
During September 2022 and February 2023, the Company entered into agreements with Zero6 Energy Development, Inc. (“ZEDI”), a national clean energy expert that provides expertise in capital management, development, engineering, and asset management, to develop and construct facilities to provide carbon neutral power to the ATJ-60 project in Lake Preston, South Dakota via the two project companies: Kingsbury County Wind Fuel, LLC (“KCWF”) and Dakota Renewable Hydrogen, LLC (“DRH” and together with KCWF, the “Project LLCs” and each, individually, a “Project

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

LLC”), respectively. Given the Company's strategic shift away from the ATJ-60 project in South Dakota, KCWF is actively evaluating options to redeploy resources, including supplying power to other sites and advancing or completing projects in other viable locations.
Each Project LLC is currently funded via advances for certain long-lead equipment items from Gevo. The Company has made certain project advances indirectly to the Project LLCs via ZEDI, to induce ZEDI to design and construct the power generation, transmission and distribution facilities that will supply renewable energy.
The Company is not the primary beneficiary of the Project LLCs; however, the Company has determined that each Project LLC is a variable interest entity ("VIE") and the Company holds an implicit variable interest in each Project LLC, as their equity is insufficient to maintain their on-going collateral requirements without additional financial support.
As of June 30, 2026, we have $14.6 million of Deposits receivable related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs. See Note 14, Deposits and Other Assets, for additional information.
24. Segments

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
GevoND segment. The GevoND segment was a new operating segment for 2025, and includes the assets acquired in the business combination completed in January 2025. GevoND includes advanced CCS technologies and low-carbon ethanol assets at the acquired facility in North Dakota, enhancing our portfolio of integrated, cost-effective carbon

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

abatement solutions. The principal products manufactured by our ethanol plant include ethanol and distillers grains. At capacity, GevoND facility is capable of processing approximately 70 million gallons of low-carbon ethanol annually, including 2 million gallons of corn fiber ethanol with an ultra-low carbon intensity. Additionally, the facility produces more than 230,000 tons of low-carbon animal feed and vegetable oil, contributing to sustainable agriculture and food systems. The site has an operating, fully permitted Class VI CCS well, which captures and sequesters approximately 170,000 tons of biogenic carbon dioxide annually. This capability is a key component of our strategy to drive meaningful carbon abatement at scale, with the potential to sequester multiple times that amount in total carbon emissions, directly supporting Gevo’s vision of decarbonizing the energy, transportation, and agriculture sectors.
The "Other Expenses" in the segment table include the following components: cost of production, general and administrative expenses, acquisition-related costs, facility idling costs, allowance for credit losses on refundable deposits, losses on disposal of assets, net and other expenses.

	Three Months Ended June 30, 2026
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$1,526	$—	$4,447	$40,528	$46,501
Less:
Depreciation and amortization	923	—	1,057	4,804	6,784
Research and development expense	440	—	—	—	440
Project development costs	1,724	457	—	222	2,403
Impairment of long-lived assets	1,382	134,406	—	—	135,788
Other expenses	14,267	39,782	2,207	16,536	72,792
Income (loss) from operations	(17,210)	(174,645)	1,183	18,966	(171,706)
Interest expense	—	—	(2,330)	(3,301)	(5,631)
Interest and investment income, net of other expense	1,137	8	(20)	(49)	1,076
Consolidated net income (loss)	$(16,073)	$(174,637)	$(1,167)	$15,616	$(176,261)

Acquisitions of property, plant, and equipment	$4,660	$369	$179	$7,286	$12,494
Goodwill as of June 30, 2026	$3,790	$—	$—	$39,768	$43,558
Total assets as of June 30, 2026	$114,239	$46,040	$81,570	$248,865	$490,714

	Three Months Ended June 30, 2025
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$1,952	$—	$4,282	$37,179	$43,413
Less:
Depreciation and amortization	779	—	1,374	5,060	7,213
Research and development expense	934	—	—	—	934
Project development costs	417	376	—	38	831
Other expenses	12,188	—	1,452	14,999	28,639
Income (loss) from operations	(12,366)	(376)	1,456	17,082	5,796
Interest expense	(183)	—	(850)	(3,312)	(4,345)
Interest and investment income, net of other expense	1,205	—	—	117	1,322
Consolidated net income (loss)	$(11,326)	$(376)	$586	$13,845	$2,729

Acquisitions of property, plant, and equipment	$2,460	$9,587	$870	$396	$13,313
Goodwill as of December 31, 2025	$3,790	$—	$—	$39,768	$43,558
Total assets as of December 31, 2025	$124,198	$235,034	$88,876	$270,821	$718,929

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Six Months Ended June 30, 2026
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$1,888	$—	$9,004	$78,557	$89,449
Less:
Depreciation and amortization	1,825	—	2,005	9,814	13,644
Research and development expense	1,939	—	—	—	1,939
Project development costs	4,080	1,141	—	222	5,443
Impairment of long-lived assets	1,382	134,406	—	—	135,788
Other expenses	26,694	39,782	4,853	37,910	109,239
Income (loss) from operations	(34,032)	(175,329)	2,146	30,611	(176,604)
Interest expense	(21)	—	(4,347)	(6,433)	(10,801)
Loss on extinguishment of bonds	—	—	(10,304)	—	(10,304)
Interest and investment income, net of other expense	787	(468)	(76)	(146)	97
Consolidated net income (loss)	$(33,266)	$(175,797)	$(12,581)	$24,032	$(197,612)

Acquisitions of property, plant, and equipment	$10,407	$1,070	$241	$9,651	$21,369
Goodwill as of June 30, 2026	$3,790	$—	$—	$39,768	$43,558
Total assets as of June 30, 2026	$114,239	$46,040	$81,570	$248,865	$490,714

	Six Months Ended June 30, 2025
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$2,576	$—	$9,953	$59,993	$72,522
Less:
Depreciation and amortization	1,526	—	2,777	8,532	12,835
Research and development expense	1,986	—	—	—	1,986
Project development costs	4,694	1,100	—	39	5,833
Other expenses	27,720	—	5,251	33,240	66,211
Income (loss) from operations	(33,350)	(1,100)	1,925	18,182	(14,343)
Interest expense	(374)	—	(1,754)	(5,511)	(7,639)
Interest and investment income, net of other expense	2,967	—	—	125	3,092
Consolidated net income (loss)	$(30,833)	$(1,100)	$151	$12,738	$(19,044)

Acquisitions of property, plant, and equipment	$2,731	$14,810	$1,210	$396	$19,147
Goodwill as of December 31, 2025	$3,790	$—	$—	$39,768	$43,558
Total assets as of December 31, 2025	$124,198	$235,034	$88,876	$270,821	$718,929
25. Subsequent Events

On August 4, 2026 (the “Effective Date”), Gevo Intermediate HoldCo, LLC (“Transferor”), a subsidiary of Gevo, Inc., entered into a Tax Credit Transfer Agreement (the “TCTA”) with Quill Financial, Inc. (“Quill”), pursuant to which Transferor agreed to supply “Clean Fuel Production Credits” (“Credits”) to Quill from the production of ethanol between January 1, 2026 and December 31, 2026 (the “Production Year”), by Transferor’s wholly-owned subsidiary, Net-Zero Richardton, LLC (“NZ-R”). Under the TCTA, Transferor expects to deliver $20.0 million of Credits to Quill between the Effective Date and December 15, 2026, upon satisfaction of certain conditions precedent on each transfer date, with $14.0 million of such Credits transferred as of the Effective Date. On the Effective Date, the Company received the funds associated with the Credits transferred that day.

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
Company Overview
Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a growth-oriented, diversified energy company focused on developing, financing, and operating facilities that produce renewable fuels, chemicals, and other products designed to reduce greenhouse gas (“GHG”) emissions and diversify energy supply. Our mission is to provide solutions for sectors of the transportation industry that are difficult to electrify or otherwise decarbonize.
In addition to generating value from physical products such as fuels, chemicals, protein, feed and oil, our business model is designed to generate carbon abatement value through our production processes, plant design, and operating systems. This carbon abatement value may be monetized through mechanisms such as direct sales of certified carbon credits, Renewable Identification Numbers (“RINs”), state-level clean fuel credits, federal tax credits enacted under the Inflation Reduction Act (“IRA”), Canada’s Clean Fuel Regulations (“CFR”), state level clean fuel regulations, and, in certain cases, through the value attributed to reduced Scope 1 and Scope 3 GHG emissions by end customers, particularly related to fuel products. Gevo owns certain operating assets that generate cash flow and expects growth by developing markets, pursuing project development, investing in capital assets, and licensing certain technologies.
Our primary market focus, given the large demand and growing customer interest, is carbon abated ethanol and hydrocarbon fuels. We also have commercial opportunities for other renewable hydrocarbon products, such as renewable natural gas (“RNG”); hydrocarbons for gasoline and racing fuel blendstocks and diesel fuel; ingredients for the chemical industry, such as ethylene and butenes for plastics and materials; and other chemicals.
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
Gevo has an intellectual property portfolio consisting of hundreds of patents, many of which center around our ATJ platforms, as well as proprietary know-how. In addition, we have partnered with other leading global technology companies to develop the ATJ platform. It is our intent to deploy ATJ-30 at our GevoND site where it would upgrade the low-carbon ethanol already produced onsite to SAF.
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
Gevo Fuels
Our ATJ platform is focused on our ATJ-30 platform.
ATJ-30. We have duplicated and modified the original ATJ-60 design into an ATJ-30 design, which is being designed to produce approximately 30 million gallons per year ("MMGPY") of total hydrocarbon volumes, the majority of which would be SAF. We expect that we will deploy the ATJ-30 platform at our GevoND site, which would allow us to upgrade the low-carbon ethanol already being produced onsite into SAF. We expect to continue engineering and development through 2026 before completing the front-end engineering design (“FEED”) phase of the project. At the end of FEED, we expect to have a capital estimate and schedule for the project. Because we began with the designs and know-how from the ATJ-60 project, we are able to shorten the time and costs to complete the development phase of the project. An ATJ-30 plant located at and integrated into our existing ethanol plant and carbon sequestration at GevoND is our current primary focus for SAF commercialization.
ATJ-60. ATJ-60 was designed to produce approximately 65 MMGPY of total hydrocarbon volumes, including 60 MMGPY of SAF. The Company has discontinued further development of ATJ-60 and has redirected resources toward its ATJ-30 platform and other commercialization opportunities.
ATJ-180. The Company previously conducted preliminary engineering and design work for an ATJ-180 configuration which was evaluated as a potential platform to produce approximately 180 MMGPY of SAF and related hydrocarbon products. During the three and six months ended June 30, 2026, the Company determined that it would no longer pursue this configuration and recognized an impairment charge to the associated capitalized costs.
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

We are evaluating and performing early site development work at several sites in the U.S. for other greenfield sites. These sites include several locations that are particularly advantageous in terms of potential economics, opportunities to decarbonize, and time to market. In addition, we intend to pursue potential ATJ projects with existing ethanol plant sites. Existing ethanol plants can be decarbonized with renewable energy or de-fossilized energy and/or carbon sequestration. Gevo has developed a preferred list of potential partners and sites with decarbonization in mind and is engaged in preliminary feasibility and development discussions with several of these potential partners. We plan to give priority to existing industrial plant sites that have attractive potential economics and high predictability of timeline for decarbonization.
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
Our provisional pathway, which was effective for reporting beginning with the fourth quarter of 2024, had a weighted average carbon intensity (“CI”) score of approximately -339 gCO2e/MJ, which represented approximately 160,000 LCFS credits in the California LCFS Reporting Tool (“LRT”) system assuming our RNG operation produced 400,000 MMBTU in 2025. This was an increase of LCFS credits from approximately 90,000 credits under our previous temporary pathway of -150 g CO2e/MJ. The increase of carbon credit generation of approximately 70,000 credits represented a significant increase in revenue for the RNG business. The LCFS pathways are required to be updated and verified annually, using the most recent 24 months of operational data. The provisional pathway was updated and approved in 2025, effective beginning in the first quarter of 2026, and has a weighted average CI score (including a margin of safety) of approximately -314 gCO2e/MJ.
Verity
Verity Holdings, LLC (“Verity”), a wholly owned subsidiary of Gevo, is developing a data and software platform designed to support traceability, compliance reporting, and the potential monetization of carbon intensity (“CI”) reductions across the renewable fuels supply chain. The Verity platform currently enables the collection, aggregation and end-to-end tracking of data from agricultural production and processing partners to support reporting under federal and state regulatory programs, including Section 45Z and LCFS programs in California, Oregon, Washington, British Columbia and other Canadian provinces. In 2025, Verity began onboarding customers across multiple segments of the supply chain, including grain elevators, biofuel producers, and supply chain partners, with the goal of enabling full lifecycle CI tracking and audit support. While still in the early stages of commercialization, Verity is actively building capabilities to support measurement, reporting, and verification (“MRV”) of Scope 1 and Scope 3 carbon insets and other environmental attributes. The platform currently supports Gevo's North Dakota facility and is designed to scale across Gevo's future ATJ plants. It is expected to evolve into a core infrastructure asset for carbon intensity tracking and enable potential carbon monetization across the broader low-carbon fuels and agriculture ecosystem.
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
Luverne Facility
On October 31, 2025, we sold our subsidiary Agri-Energy, LLC, which owned an 18 million gallon-per-year ethanol production facility located in Luverne, Minnesota (the “Luverne Facility”) to A.E. Innovation LLC. The sales price was $7.0 million, which was made up of a $2 million cash payment paid on the transaction closing date, and a $5.0 million note receivable. As part of the transaction, we retained certain assets at the Luverne Facility including certain isobutanol production assets and associated infrastructure.

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
Depreciation and Amortization. Depreciation and amortization relates to property, plant and equipment associated with the production of ethanol, ethanol related products, RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane. Amortization includes the Company's acquired intangible assets, including developed technology, customer relationships and other finite-live intangible assets.
Key Operating Metrics
GevoND operating metrics. The following tables summarize the key operating metrics used to measure performance for the GevoND segment and cover the three and six months ended June 30, 2026 and 2025. The six months ended June 30, 2025 includes the period after January 31, 2025, when Gevo closed on the acquisition of all of the assets and assumed certain liabilities of Red Trail Energy, to June 30, 2025.

	Three Months Ended June 30,
	2026	2025	Change	Change %
Production:
Ethanol (gallons)	16,344,431	16,845,538	(501,107)	(3)%
Ethanol co-products (tons)	57,542	54,107	3,435	6%
Carbon sequestered (metric tons)	43,881	41,157	2,724	7%

	Six Months Ended June 30,
	2026	2025	Change	Change %
Production:
Ethanol (gallons)	34,092,830	27,982,122	6,110,708	22%
Ethanol co-products (tons)	128,022	97,180	30,842	32%
Carbon sequestered (metric tons)	90,334	69,894	20,440	29%

RNG operating metrics. The following tables summarize the key operating metrics used to measure performance for the RNG segment and cover the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025	Change	Change %
Production of RNG (MMBtu)	95,939	92,138	3,801	4%
LCFS generation	35,332	36,602	(1,270)	(3)%
RINs Generation	1,121,858	1,077,412	44,446	4%

	Six Months Ended June 30,
	2026	2025	Change	Change %
Production of RNG (MMBtu)	187,614	172,196	15,418	9%
LCFS generation	71,339	59,441	11,898	20%
RINs Generation	2,193,856	2,014,533	179,323	9%
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
This section discusses comparisons between the three and six months ended June 30, 2026 and 2025. Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2025 and 2024 and other discussions of 2025 items can be found within Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at www.gevo.com.

Consolidated Comparison of the Three Months Ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change	Change %
Total revenues	$46,501	$43,413	$3,088	7%
Cost of production	19,918	17,265	2,653	15%
Depreciation and amortization	6,784	7,213	(429)	(6)%
Gross profit	19,799	18,935	864	5%
Operating expenses:
Research and development expense	440	934	(494)	(53)%
General and administrative expense	12,882	10,783	2,099	19%
Project development costs	2,403	831	1,572	189%
Facility idling costs	—	591	(591)	100%
Impairment of long-lived assets	135,788	—	135,788	100%
Allowance for credit losses on refundable deposits	39,782	—	39,782	100%
Loss on disposal of assets, net	210	—	210	100%
Total operating expenses	191,505	13,139	178,366	1,358%
(Loss) income from operations	(171,706)	5,796	(177,502)	(3,062)%
Other (expense) income
Interest expense	(5,631)	(4,345)	(1,286)	30%
Interest and investment income	630	1,322	(692)	(52)%
Other expense, net	446	(44)	490	(1,114)%
Total other (expense) income, net	(4,555)	(3,067)	(1,488)	49%
Net (loss) income and comprehensive (loss) income	(176,261)	2,729	(178,990)	(6,559)%
Net income attributable to non-controlling interest	680	585	95	16%
Net (loss) income attributed to Gevo, Inc.	$(176,941)	$2,144	$(179,085)	(8,353)%

	Three Months Ended June 30,
	2026	2025	Change	Change %
Revenues:
GevoND	$40,528	$37,179	$3,349	9%
GevoRNG	4,447	4,282	165	4%
Gevo	1,526	1,952	(426)	(22)%
Total revenues	$46,501	$43,413	$3,088	7%
Operating revenue. During the three months ended June 30, 2026, operating revenue increased by $3.1 million compared to the three months ended June 30, 2025. Revenue from GevoND increased by $3.3 million to $40.5 million for the three months ended June 30, 2026, compared to $37.2 million in the prior-year period, primarily due to increased production and sales volume. Revenue from GevoRNG was materially consistent with prior period, while revenue from the sale of specialty fuels at the Gevo segment decreased $0.4 million for the three months ended June 30, 2026, compared to the prior-year period.

	Three Months Ended June 30,
	2026	2025	Change	Change %
Cost of production:
GevoND	$16,206	$13,458	$2,748	20%
GevoRNG	1,957	1,602	355	22%
Gevo	1,755	2,205	(450)	(20)%
Total cost of production	$19,918	$17,265	$2,653	15%
Cost of production. Cost of production increased $2.7 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. GevoND’s cost of production increased by $2.7 million, to $16.2 million for the three months ended June 30, 2026, compared to $13.5 million in the prior-year period, primarily driven by the prior-year period including a one-time catch-up adjustment for clean fuel production tax credits, as the realization of the credits became probable during that period. The increase was partially offset by lower feedstock costs and gains on commodity hedging activities. GevoRNG’s cost of production increased by $0.4 million, to $2.0 million for the three months ended June 30, 2026, compared to $1.6 million in the prior-year period, primarily reflecting increased production activity during the period. Cost of production for the Gevo segment decreased by $0.5 million for the three months ended June 30, 2026, compared to the prior-year period, primarily due to lower specialty fuels production costs reflecting decreased production during the period.

	Three Months Ended June 30,
	2026	2025	Change	Change %
Depreciation and amortization:
GevoND	$4,804	$5,060	$(256)	(5)%
GevoRNG	1,057	1,374	(317)	(23)%
Gevo	923	779	144	18%
Total depreciation and amortization	$6,784	$7,213	$(429)	(6)%
Depreciation and amortization. Depreciation and amortization decreased by $0.4 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to a decrease in depreciation related to both Gevo ND and Gevo RNG of $0.3 million. The decrease was partially offset by a $0.1 million increase in depreciation related to the Gevo segment.
Research and development expense. Research and development expenses were entirely attributable to the Gevo segment and decreased by $0.5 million, to $0.4 million for the three months ended June 30, 2026, compared to $0.9 million in the prior-year period, primarily due to reduced third-party research and development activities.

	Three Months Ended June 30,
	2026	2025	Change	Change %
General and administrative expense:
GevoND	$2,335	$1,541	$794	52%
GevoRNG	645	(150)	795	(530)%
Gevo	9,902	9,392	510	5%
Total general and administrative expense	$12,882	$10,783	$2,099	19%
General and administrative expense. General and administrative expense increased $2.1 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025. General and administrative expenses for GevoND increased by $0.8 million to $2.3 million for the three months ended June 30, 2026, compared to $1.5 million in the prior-year period, primarily due to higher tax credit transaction costs and employee expenses, partially offset by lower professional services costs. General and administrative expenses for GevoRNG increased by $0.8 million for the three months ended June 30, 2026, compared to the prior-year period, primarily due to higher tax credit transaction costs and other expenses. General and administrative expense for the Gevo segment increased by $0.5 million, primarily due to higher employee-related expenses.

	Three Months Ended June 30,
	2026	2025	Change	Change %
Project development costs:
GevoND	$222	$38	$184	484%
GevoFuels	457	376	81	22%
Gevo	1,724	417	1,307	313%
Total project development costs	$2,403	$831	$1,572	189%

Project development costs. Project development costs are primarily related to our development projects and Verity, and consist mainly of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs increased $1.6 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the recognition of a USDA grant reimbursement in the prior-year period, which reduced project development costs in the three months ended June 30, 2025. The increase was partially offset by a $1.7 million decrease in employee expenses and other reductions in project development costs during the current period.
Facility idling costs: Facility idling costs of $0.6 million for the three months ended June 30, 2025 were entirely attributable to the Gevo segment and were related to care and maintenance of our former facility in Luverne, Minnesota, which was sold as part of the sale of Agri-Energy, LLC in October 2025.

Impairment of long-lived assets: During the three months ended June 30, 2026, the Company recorded an impairment charge of $135.8 million, reducing the carrying value of certain long-lived assets to their estimated fair value. The impairment charge consisted of $134.4 million related to construction in progress attributable to the GevoFuels segment and $1.4 million related to intangible assets attributable to the Gevo segment. See Note 3, Impairment of long-lived assets, to the Condensed Consolidated Financial Statements for additional information.

Allowance for credit losses on refundable deposits: During the three months ended June 30, 2026, the Company wrote down $39.8 million of deposits receivable attributable to the GevoFuels segment that the Company no longer expects to be reimbursed for. See Note 14, Deposits and Other Assets, to the Condensed Consolidated Financial Statements for additional information.

Loss on disposal of assets: During the three months ended June 30, 2026, the Company recorded a $0.2 million loss on disposal of assets related to GevoRNG machinery and equipment that is no longer expected to be utilized.

	Three Months Ended June 30,
	2026	2025	Change	Change %
Interest expense:
GevoND	$(3,301)	$(3,312)	$11	—%
GevoRNG	(2,330)	(850)	(1,480)	174%
Gevo	—	(183)	183	(100)%
Total interest expense	$(5,631)	$(4,345)	$(1,286)	30%

Interest expense. Interest expense increased $1.3 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to the amendment of the Company's term loan, which closed in February 2026. Although the Company's debt balance did not increase significantly, the term loan accrues interest at a higher rate than the bonds that were repaid with the proceeds.

	Three Months Ended June 30,
	2026	2025	Change	Change %
Interest and investment income:
GevoND	$6	$117	$(111)	(95)%
GevoFuels segment	10	—	10	—%
Gevo	614	1,205	(591)	(49)%
Total interest and investment income	$630	$1,322	$(692)	(52)%

Interest and investment income. Interest and investment income decreased $0.7 million during the three months ended June 30, 2026, compared to the three months ended June 30, 2025, primarily due to lower balances of cash and cash equivalents and restricted cash at the Gevo segment during the three months ended June 30, 2026 compared to the three months ended June 30, 2025.

	Three Months Ended June 30,
	2026	2025	Change	Change %
Other income (expense), net:
GevoND	$(55)	$(42)	$(13)	31%
GevoRNG	(20)	(20)	—	—%
Gevo	521	18	503	2,794%
Total other income (expense), net	$446	$(44)	$490	(1,114)%

Other income (expense), net. Other income (expense), net remained relatively flat for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change	Change %
Total revenues	$89,449	$72,522	$16,927	23%
Cost of production	40,150	38,711	1,439	4%
Depreciation and amortization	13,644	12,835	809	6%
Gross profit	35,655	20,976	14,679	70%
Operating expenses:
Research and development expense	1,939	1,986	(47)	(2)%
General and administrative expense	29,097	21,867	7,230	33%
Project development costs	5,443	5,833	(390)	(7)%
Acquisition related costs	—	4,438	(4,438)	(100)%
Facility idling costs	—	1,195	(1,195)	(100)%
Impairment of long-lived assets	135,788	—	135,788	100%
Allowance for credit losses on refundable deposits	39,782	—	39,782	100%
Loss on disposal of assets, net	210	—	210	100%
Total operating expenses	212,259	35,319	176,940	501%
Loss from operations	(176,604)	(14,343)	(162,261)	1,131%
Other (expense) income
Interest expense	(10,801)	(7,639)	(3,162)	41%
Loss on extinguishment of bonds	(10,304)	—	(10,304)	100%
Interest and investment income	1,443	3,092	(1,649)	(53)%
Other expense, net	(1,346)	(154)	(1,192)	774%
Total other (expense) income, net	(21,008)	(4,701)	(16,307)	347%
Net loss and comprehensive loss	(197,612)	(19,044)	(178,568)	938%
Net income attributable to non-controlling interest	1,026	540	486	90%
Net loss attributed to Gevo, Inc.	$(198,638)	$(19,584)	$(179,054)	914%

	Six Months Ended June 30,
	2026	2025	Change	Change %
Revenues:
GevoND	$78,557	$59,993	$18,564	31%
GevoRNG	9,004	9,953	(949)	(10)%
Gevo	1,888	2,576	(688)	(27)%
Total revenues	$89,449	$72,522	$16,927	23%
Operating revenue. During the six months ended June 30, 2026, operating revenue increased by $16.9 million compared to the six months ended June 30, 2025. GevoND revenue increased by $18.6 million to $78.6 million for the six months ended June 30, 2026, compared to $60.0 million for the six months ended June 30, 2025, primarily due to six months of operating activity following the acquisition of the GevoND plant in January 2025, compared to five months in the prior-year period. Revenue from GevoRNG decreased by $0.9 million, primarily driven by a $1.7 million revenue benefit recognized in the prior-year period related to LCFS credits generated as a result of an improved carbon score under the LCFS program, including 2024 amounts recognized upon CI approval, which created a period-over-period timing impact, offset by higher production in the current-year period. Additionally, revenue from the sale of specialty fuels in the Gevo segment decreased $0.7 million in the six months ended June 30, 2026 compared to the prior-year period.

	Six Months Ended June 30,
	2026	2025	Change	Change %
Cost of production:
GevoND	$33,879	$30,736	$3,143	10%
GevoRNG	3,770	4,394	(624)	(14)%
Gevo	2,501	3,581	(1,080)	(30)%
Total cost of production	$40,150	$38,711	$1,439	4%
Cost of production. Cost of production increased $1.4 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. GevoND’s cost of production increased by $3.1 million, to $33.9 million for the six months ended June 30, 2026, compared to $30.7 million in the prior-year period, primarily due to six months of operations following the acquisition of the GevoND plant in January 2025, compared to five months in the prior-year period, and costs associated with the planned maintenance shutdown in 2026 that did not occur in the same period in 2025. These increases were partially offset by the recognition of clean fuel production tax credits. GevoRNG’s production costs decreased by $0.6 million, to $3.8 million for the six months ended June 30, 2026, compared to $4.4 million in the prior-year period. primarily as a result of approximately $2.0 million of clean fuel production tax credits recognized during the current period, which reduced the cost of production. Cost of production for the Gevo segment decreased by $1.1 million for the six months ended June 30, 2026, compared to the prior-year period, primarily due to lower specialty fuels production costs associated with decreased production during the six-month period.

	Six Months Ended June 30,
	2026	2025	Change	Change %
Depreciation and amortization:
GevoND	$9,814	$8,532	$1,282	15%
GevoRNG	2,005	2,777	(772)	(28)%
Gevo	1,825	1,526	299	20%
Total depreciation and amortization	$13,644	$12,835	$809	6%
Depreciation and amortization. Depreciation and amortization increased $0.8 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to an increase of $1.3 million in depreciation related to GevoND, primarily due to six months of operations following the acquisition of the GevoND plant in January 2025 compared to five months in the prior-year period. The increase was partially offset by a $0.8 million decrease in depreciation related to assets at GevoRNG due to extended lease terms, which increased the depreciable lives of the assets.
Research and development expense. Research and development expenses were entirely attributable to the Gevo segment and remained relatively flat for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

	Six Months Ended June 30,
	2026	2025	Change	Change %
General and administrative expense:
GevoND	$6,036	$2,504	$3,532	141%
GevoRNG	1,478	857	621	72%
Gevo	21,583	18,506	3,077	17%
Total general and administrative expense	$29,097	$21,867	$7,230	33%
General and administrative expense. General and administrative expense increased $7.2 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025. General and administrative expense for GevoND increased by $3.5 million to $6.0 million for the six months ended June 30, 2026, compared to $2.5 million in the prior-year period, primarily due to six months of operations following the acquisition of the GevoND plant in January 2025 compared to five months in the prior-year period, professional and consulting services, and higher tax credit transaction costs. General and administrative expense for GevoRNG increased by $0.6 million for the six months ended June 30, 2026, compared to the prior-year period, primarily due to higher tax credit transaction costs. General and administrative expense for the Gevo segment increased by $3.1 million, primarily due to $3.0 million in accrued executive severance costs, higher stock-based compensation expense and employee expenses.

	Six Months Ended June 30,
	2026	2025	Change	Change %
Project development costs:
GevoND	$222	$39	$183	469%
GevoFuels	1,141	1,100	41	4%
Gevo	4,080	4,694	(614)	(13)%
Total project development costs	$5,443	$5,833	$(390)	(7)%

Project development costs. Project development costs are primarily related to our ATJ projects and Verity, and consist mainly of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased $0.4 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower consulting and professional services fees.
Acquisition related costs: Acquisition related costs of $4.4 million for the six months ended June 30, 2025 were entirely attributable to our Gevo segment and were related to the acquisition of the GevoND plant, which we completed on January 31, 2025.
Facility idling costs: Facility idling costs of $1.2 million for the six months ended June 30, 2025 were entirely attributable to our Gevo segment and were related to care and maintenance of our former facility in Luverne, Minnesota, which was sold as part of the sale of Agri-Energy, LLC in October 2025.
Impairment of long-lived assets: During the six months ended June 30, 2026, the Company recorded an impairment charge of $135.8 million, reducing the carrying value of certain long-lived assets to their estimated fair value. The impairment charge consisted of $134.4 million related to construction in progress attributable to the GevoFuels segment and $1.4 million related to intangible assets attributable to the Gevo segment. See Note 3, Impairment of long-lived assets, to the Condensed Consolidated Financial Statements for additional information.

Allowance for credit losses on refundable deposits: During the six months ended June 30, 2026, the Company wrote down $39.8 million of deposits receivable attributable to the GevoFuels segment that the Company no longer expects to be reimbursed for. See Note 14, Deposits and Other Assets, to the Condensed Consolidated Financial Statements for additional information.

Loss on disposal of assets: During the six months ended June 30, 2026, the Company recorded a $0.2 million loss on disposal of assets related to GevoRNG machinery and equipment that is no longer expected to be utilized.

	Six Months Ended June 30,
	2026	2025	Change	Change %
Interest expense:
GevoND	$(6,433)	$(5,511)	$(922)	17%
GevoRNG	(4,347)	(1,754)	(2,593)	148%
Gevo	(21)	(374)	353	(94)%
Total interest expense	$(10,801)	$(7,639)	$(3,162)	41%

Interest expense. Interest expense increased $3.2 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to the amendment of the Company's term loan, which closed in February 2026. Although the Company's debt balance did not increase significantly, the term loan accrues interest at a higher rate than the bonds that were repaid with the proceeds.

Loss on extinguishment of bonds. During the six months ended June 30, 2026, the Company recognized a $10.3 million loss on extinguishment of bonds at GevoRNG. The loss represents the amount paid to extinguish the bonds in excess of their carrying amounts. The Company paid a $6.4 million prepayment penalty and wrote off $3.9 million of unamortized debt issuance costs associated with the redemption of the bonds.

	Six Months Ended June 30,
	2026	2025	Change	Change %
Interest and investment income:
GevoND	$58	$125	$(67)	(54)%
GevoRNG	38	—	38	—%
GevoFuels segment	10	—	10	—%
Gevo	1,337	2,967	(1,630)	(55)%
Total interest and investment income	$1,443	$3,092	$(1,649)	(53)%

Interest and investment income. Interest and investment income decreased $1.6 million during the six months ended June 30, 2026, compared to the six months ended June 30, 2025, primarily due to lower balances of cash and cash equivalents and restricted cash at the Gevo segment during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

	Six Months Ended June 30,
	2026	2025	Change	Change %
Other expense, net:
GevoND	$(204)	$(58)	$(146)	252%
GevoRNG	(114)	(20)	(94)	470%
GevoFuels segment	(478)	—	(478)	—%
Gevo	(550)	(76)	(474)	624%
Total other expense, net	$(1,346)	$(154)	$(1,192)	774%

Other expense, net. Other expense, net increased by $1.2 million during the six months ended June 30, 2026, primarily due to the write off of deferred debt financing costs in connection with the Company’s withdrawal from the Department of Energy loan guarantee process.

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
Liquidity and Capital Resources
As of June 30, 2026, we had cash and cash equivalents of $58.1 million. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash and cash equivalents for the following purposes: (i) operation and maintenance of our production facilities; (ii) site improvement, debottlenecking and growth through expansion of our facilities; (iii) identification, development, engineering, licensing, acquisition and construction of new production facilities; (iv) general corporate purposes including commercial, marketing, sustainability and research and development work; and (v) debt service obligations associated with our current debt and future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.
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
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(29,415)	$(26,570)
Net cash used in investing activities	$(21,619)	$(209,538)
Net cash (used in) provided by financing activities	$(7,758)	$103,976
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
During the six months ended June 30, 2026, net cash used in operating activities was $29.4 million compared to $26.6 million for the six months ended June 30, 2025. Non-cash charges primarily consisted of an impairment loss of $135.8 million, an allowance for credit losses on refundable deposits of $39.8 million, $13.6 million in depreciation and amortization, a $10.3 million loss on extinguishment of bonds, and $4.7 million in stock-based compensation expense. CFPCs of $32.0 million were recognized under Section 45Z, which reduced cost of production and decreased operating cash flow on a non-cash basis. The accounts payable and accrued liability balance decreased $17.9 million.
Investing Activities
During the six months ended June 30, 2026, the Company made capital investments totaling $21.4 million for its ongoing projects. These investments are comprised of $10.4 million at Gevo, $9.7 million at GevoND, $1.1 million at GevoFuels, and $0.2 million at GevoRNG, and primarily relate to the acquisition of property, plant, and equipment aimed at advancing the Company’s strategic initiatives in renewable energy and related sectors.
We have substantially completed the engineering design on our ATJ-30 project and are proceeding with detailed engineering and modularization design. We are refining the project cost estimates with engineering, procurement, and construction ("EPC") partners to identify opportunities to reduce and negotiate the cost. We currently expect to finance the construction of ATJ plants at the subsidiary level using a combination of Company equity and third-party capital.
Gevo is in the process of identifying and performing early site development work for additional ATJ production locations. These potential sites include greenfield and brownfield (i.e., at an existing ethanol plant) locations that are advantageous in terms of potential economics, opportunities to decarbonize, and time to market.
During the six months ended June 30, 2025, we had $209.5 million of cash used in investing activities, comprised of our acquisition of the assets of Red Trail Energy of $198.5 million and investments in our capital projects of $11.1 million.
Financing Activities
During the six months ended June 30, 2026, the Company entered into an amendment to the credit agreement with affiliates of OIC for additional borrowings of $70 million. The proceeds from the amendment were partially used to redeem the Remarketed Bonds and the Series 2025A Bonds at Gevo NW Iowa RNG.
We currently expect to finance the construction of the ATJ-30 plant at the subsidiary level using a combination of our own, third-party, and debt capital. The Company expects to retain an equity interest in the project and may invest equity in the project using the proceeds from the reimbursement of the Company’s ATJ-30 project development expenditures. Cash distributions from future ATJ-30 project earnings would be proportionate to Gevo’s ownership in such ATJ-30 project under this expected financing structure, which would allow us to conserve and redeploy our capital on other growth projects, including other ATJ projects. We expect to apply similar development and financing strategies to future ATJ projects to enable growth of SAF production to meet demand for SAF.
During the six months ended June 30, 2025, the Company entered into a credit agreement with affiliates of OIC for $105 million. The proceeds from this credit agreement were partially used to fund the acquisition of substantially all of the assets and certain liabilities of Red Trail Energy. Additionally, the lenders made an equity investment of $5 million in Gevo Intermediate HoldCo, LLC on January 31, 2025. This equity investment is reflected as a cash inflow within financing activities.
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

As of June 30, 2026, management has initiated remediation efforts, including enhancing user access controls, strengthening change management procedures, and integrating the acquired entity’s ERP system with the Company’s existing systems and applications.
During the fiscal period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the required time periods and are designed to ensure that information required to be disclosed in our reports is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
Except as disclosed above, there were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of legal matters is found in Note 20, Commitments and Contingencies, in the accompanying Notes to the Financial Statements included in Part I - Item 1. Financial Statements of this Report.
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, the below directors and/or officers, as defined in Rule 16a-1(f), adopted, modified or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K. The Rule 10b5-1 trading arrangements were each intended to satisfy the affirmative defense in Rule 10b5-1(c)(1).

Name and Title	Action	Date	Duration of Plan	Total Number of Shares of Common Stock to be Purchased or Sold
Andrew Marsh, Director	Adopt	June 26, 2026	September 29, 2026 to September 29, 2027	Up to 396,946

Except as set forth above, no director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the three months ended June 30, 2026.

Item 6. Exhibits.
The exhibits listed below are filed or furnished as part of this report.

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Filing Date	Exhibit	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of Gevo, Inc.	10-K	001-35073	February 24, 2022	3.1

3.2	Third Amended and Restated Bylaws of Gevo, Inc.	8-K	001-35073	December 15, 2025	3.1

4.1	Form of Gevo, Inc. Common Stock Certificate.	S-1	333-168792	January 19, 2011	4.1

10.1	Consulting Services Agreement, dated May 1, 2026, by and between Gevo, Inc. and Patrick Gruber LLC	8-K	001-35073	April 27, 2026	10.1

31.1	Section 302 Certification of the Principal Executive Officer.					X

31.2	Section 302 Certification of the Principal Financial Officer.					X

32.1	Section 906 Certification of the Principal Executive Officer and Principal Financial Officer.					**

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)					X

101.SCH	Inline XBRL Taxonomy Extension Schema					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase					X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase					X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101)					X
___________________________________________________________
**Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Gevo, Inc.
(REGISTRANT)

By:	/s/ Sylvia Gendenjamts
Sylvia Gendenjamts, CPA Vice President Accounting and Treasurer (Duly Authorized Officer and Principal Accounting Officer)
Date: August 6, 2026