Form 10-Q
period 2026-09-30
Gevo, Inc.
filed 2026-11-10
CIK 1392380

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________________

FORM 10-Q
_______________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

As of November 6, 2026, 247,376,240 shares of the registrant’s common stock were outstanding.

GEVO, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I: FINANCIAL INFORMATION

GEVO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$67,554	$81,163
Restricted cash	—	28,770
Trade accounts receivable, net	27,342	8,394
Inventories	20,176	19,076
Prepaid expenses and other current assets	4,897	6,001
Total current assets	119,969	143,404
Property, plant and equipment, net	256,345	353,577
Long-term restricted cash	—	7,006
Operating right-of-use assets	2,449	1,964
Finance right-of-use assets	649	430
Intangible assets, net	86,094	95,003
Goodwill	43,558	43,558
Deposits and other assets	31,172	73,987
Total assets	$540,236	$718,929
Liabilities
Current liabilities
Accounts payable and accrued liabilities	24,200	36,508
Deferred clean fuel production tax credits	33,609	41,115
Operating lease liabilities	900	689
Finance lease liabilities	94	273
Total current liabilities	58,803	78,585
Bonds payable, net	—	64,247
Loans payable	167,769	100,503
Operating lease liabilities	1,736	1,416
Finance lease liabilities	600	394
Asset retirement obligation	2,788	2,250
Other long-term liabilities	—	365
Total liabilities	231,696	247,760

Redeemable non-controlling interest	10,144	4,832

Equity
Common stock, $0.01 par value per share; 500,000,000 shares authorized; 247,376,240 and 242,464,470 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively.	2,474	2,425
Additional paid-in capital	1,305,920	1,298,064
Accumulated deficit	(1,009,998)	(834,152)
Total stockholders' equity	298,396	466,337
Total liabilities and stockholders' equity	$540,236	$718,929

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenues	$82,953	$42,710	$172,402	$115,232
Cost of production	28,216	22,285	68,366	60,996
Depreciation and amortization	6,925	7,404	20,569	20,239
Gross profit	47,812	13,021	83,467	33,997
Operating expenses:
Research and development expense	1,141	1,273	3,080	3,259
General and administrative expense	13,712	11,647	42,809	33,514
Project development costs	2,259	3,229	7,702	9,062
Acquisition related costs	—	90	—	4,528
Facility idling costs	—	472	—	1,667
Impairment of long-lived assets	—	—	135,788	—
Allowance for credit losses on refundable deposits	500	—	40,282	—
Loss on disposal of assets, net	—	—	210	—
Total operating expenses	17,612	16,711	229,871	52,030
Income (loss) from operations	30,200	(3,690)	(146,404)	(18,033)
Other (expense) income
Interest expense	(5,548)	(5,207)	(16,349)	(12,846)
Loss on extinguishment of bonds	—	—	(10,304)	—
Interest and investment income	449	988	1,892	4,080
Other expense, net	(32)	332	(1,378)	178
Total other expense, net	(5,131)	(3,887)	(26,139)	(8,588)
Net income (loss)	25,069	(7,577)	(172,543)	(26,621)
Net income attributable to redeemable non-controlling interest	2,355	377	3,381	917
Net income (loss) attributed to Gevo, Inc.	$22,714	$(7,954)	$(175,924)	$(27,538)

Net income (loss) per share - basic	$0.10	$(0.03)	$(0.74)	$(0.12)
Net income (loss) per share - diluted	$0.09	$(0.03)	$(0.74)	$(0.12)
Weighted-average common shares outstanding - basic	236,676,417	232,684,017	238,260,945	233,338,776
Weighted-average common shares outstanding - diluted	240,892,929	232,684,017	238,260,945	233,338,776

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited, in thousands, except share amounts)

	For the Three Months Ended September 30, 2026 and 2025
	Stockholders' Equity					Mezzanine Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Redeemable Non-Controlling Interest
	Shares	Amount
Balance, June 30, 2026	247,237,104	$2,472	$1,303,403	$(1,032,712)	$273,163	$7,789
Non-cash stock-based compensation	—	—	2,435	—	2,435	—
Stock-based awards and related share issuances, net	57,705	1	(1)	—	—	—
Exercise of stock options	81,431	1	92	—	93	—
Payments for tax withholdings on employee equity awards	—	—	(9)	—	(9)	—
Net income	—	—	—	22,714	22,714	2,355
Balance, September 30, 2026	247,376,240	$2,474	$1,305,920	$(1,009,998)	$298,396	$10,144

Balance, June 30, 2025	241,841,590	$2,419	$1,291,630	$(819,945)	$474,104	$5,664
Non-cash stock-based compensation	—	—	2,362	—	2,362	—
Stock-based awards and related share issuances, net	283,050	2	272	—	274	—
Change in redemption value of redeemable non-controlling interest	—	—	—	85	85	(85)
Net income (loss)	—	—	—	(7,954)	(7,954)	377
Balance, September 30, 2025	242,124,640	$2,421	$1,294,264	$(827,814)	$468,871	$5,956
	For the Nine Months Ended September 30, 2026 and 2025
	Stockholders' Equity					Mezzanine Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity	Redeemable Non-Controlling Interest
	Shares	Amount
Balance, December 31, 2025	242,464,470	$2,425	$1,298,064	$(834,152)	$466,337	$4,832
Issuance of redeemable non-controlling interest	—	—	—	—	—	2,009
Non-cash stock-based compensation	—	—	7,096	—	7,096	—
Stock-based awards and related share issuances, net	4,900,880	48	1,021	—	1,069	—
Exercise of stock options	291,671	4	341	—	345	—
Payments for tax withholdings on employee equity awards	(280,781)	(3)	(602)	—	(605)	—
Change in redemption value of redeemable non-controlling interest	—	—	—	78	78	(78)
Net income (loss)	—	—	—	(175,924)	(175,924)	3,381
Balance, September 30, 2026	247,376,240	$2,474	$1,305,920	$(1,009,998)	$298,396	$10,144

Balance, December 31, 2024	239,176,293	$2,392	$1,287,333	$(800,237)	$489,488	$—
Issuance of redeemable non-controlling interest	—	—	—	—	—	5,000
Non-cash stock-based compensation	—	—	6,504	—	6,504	—
Stock-based awards and related share issuances, net	2,948,347	29	427	—	456	—
Change in redemption value of redeemable non-controlling interest	—	—	—	(39)	(39)	39
Net income (loss)	—	—	—	(27,538)	(27,538)	917
Balance, September 30, 2025	242,124,640	$2,421	$1,294,264	$(827,814)	$468,871	$5,956

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net loss	$(172,543)	$(26,621)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of long-lived assets	135,788	—
Allowance for credit losses on refundable deposits	40,282	—
Loss on disposal of property and equipment	210	—
Loss on extinguishment of bonds	10,304	369
Stock-based compensation	7,096	6,504
Depreciation and amortization	20,569	20,239
Change in fair value of derivative instruments	968	(15)
Production tax credits generated	(49,448)	(34,006)
Amortization of deferred financing costs	1,576	1,334
Other non-cash expense (income)	1,806	(793)
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(18,948)	(361)
Inventories	(1,452)	(4,108)
Prepaid expenses and other current assets, deposits and other assets	3,873	(7,455)
Accounts payable, accrued expenses and non-current liabilities	(9,145)	6,907
Proceeds from production tax credit sale	41,089	4,650
Net cash provided by (used in) operating activities	12,025	(33,356)
Investing Activities
Acquisitions of property, plant and equipment	(51,587)	(18,907)
Acquisition of Red Trail Energy, net of cash acquired	—	(198,461)
Capitalization of patent costs	(388)	—
Equity investment in an unconsolidated entity	(1,500)	—
Issuance of note receivable	(250)	—
Net cash used in investing activities	(53,725)	(217,368)
Financing Activities
Proceeds from issuance of bonds	—	40,000
Redemption of bonds	(68,155)	(40,000)
Term loan proceeds	70,000	105,000
Payment of debt issuance costs	(2,612)	(9,425)
Non-controlling interest	—	5,000
Payment of prepayment penalty on redemption of bonds	(6,506)	—
Proceeds from the exercise of stock options	345	456
Payment of loans payable	—	(21)
Payment of finance lease liabilities	(152)	(945)
Payments for tax withholdings on employee equity awards	(605)	—
Net cash (used in) provided by financing activities	(7,685)	100,065
Net decrease in cash and cash equivalents	(49,385)	(150,659)
Cash, cash equivalents and restricted cash at beginning of period	116,939	259,033
Cash, cash equivalents and restricted cash at end of period	$67,554	$108,374

See the accompanying Notes to the Condensed Consolidated Financial Statements.

GEVO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited, in thousands)

	Nine Months Ended September 30,
Schedule of cash, cash equivalents and restricted cash	2026	2025
Cash and cash equivalents	$67,554	$72,598
Restricted cash (current)	—	28,770
Restricted cash (non-current)	—	7,006
Total cash, cash equivalents and restricted cash	$67,554	$108,374

	Nine Months Ended September 30,
Supplemental disclosures of cash and non-cash investing and financing transactions	2026	2025
Cash paid for interest, net of amounts capitalized	$14,661	$8,151
Capitalized interest included in property, plant and equipment	$863	$—
Non-cash purchase of property, plant and equipment	$1,992	$3,997
Redeemable non-controlling interest issued for payment of debt issuance costs	$2,009	$—
Stock-based awards and related share issuances, net	$1,069	$—
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
Basis of presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) along with the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain prior period amounts have been reclassified to conform to the current period presentation. Accordingly, they do not include the information and footnotes required by GAAP for complete financial statements. These statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary to present fairly the financial position, results of operations and cash flows of the Company as of, and for the nine months ended September 30, 2026, and are not necessarily indicative of the results to be expected for the full year. The Company had no components of other comprehensive income (loss) for the nine months ended September 30, 2026 and 2025. Accordingly, net income (loss) equals comprehensive income (loss) for the periods presented. These statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included under the heading “Financial Statements and Supplementary Data” in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The financial statements at December 31, 2025, have been derived from the audited financial statements as of that date. For further information, refer to our audited financial statements and notes thereto included for the year ended December 31, 2025 (the “2025 Annual Report”).
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
Impairment of Long-Lived Assets

The Company evaluates the recoverability of the recorded amount of long-lived assets, including property, plant and equipment, licenses, patents, operating lease right-of-use assets, and finance lease right-of-use assets when events or changes in circumstances indicate that their carrying amount may not be recoverable. The carrying amount of a long-lived asset is considered to be impaired if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. If the Company determines that an asset is impaired, it measures the impairment to be recognized as the amount by which the recorded amount of the asset exceeds its fair value. During the nine months ended September 30, 2026, the Company recognized an impairment charge of $135.8 million. See Note 3 for additional information.
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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
Internal Use Software. In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). ASU 2025-06 amends certain aspects of the accounting and disclosure of software costs. ASU 2025-06, which can be applied prospectively, retrospectively, or with a modified transition approach, is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its consolidated financial statements and disclosures.
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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Total revenues	$42,710	$129,771
Net loss	(7,577)	(25,422)

3. Impairment of Long-Lived Assets

Management completed a strategic review of the Company's development portfolio, capital allocation priorities, and future commercialization strategy. As a result of this review, management and the Board of Directors determined the Company should prioritize development of the ethanol platform, the 30 million gallon per year (“MMGPY”) alcohol-to-jet (“ATJ”) sustainable aviation fuel (“SAF”) platform (“ATJ-30”), at Gevo North Dakota, and other commercialization opportunities. Following the strategic review initiated in connection with the leadership transition, management determined that certain previously contemplated initiatives, including the ATJ-60 project, other ATJ projects and certain isobutanol projects, would no longer be advanced under the Company's revised strategic direction.

As a result, the Company evaluated the recoverability of long-lived assets associated with the affected initiatives and concluded that certain capitalized engineering costs related to these initiatives were not recoverable.

As a result, during the nine months ended September 30, 2026, the Company recognized an impairment charge of $135.8 million, reducing the carrying value of the affected long-lived assets to their estimated fair value. The impairment charge is included within operating expenses in the Condensed Consolidated Statement of Operations, and did not result in any cash charges. The majority of the impaired assets, including those related to the ATJ-60 project, were written down to a fair value of zero because the Company is no longer pursuing these projects and determined that the assets have no expected recoverable value. Certain other impaired assets, consisting primarily of constructed equipment, were written down to their estimated fair value using a market-based approach that incorporated significant unobservable inputs and was classified as a Level 3 fair value measurement under ASC 820, Fair Value Measurement.

The following table sets forth the impairment charge recognized by long-lived asset category (in thousands):

Nine Months Ended September 30, 2026
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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
CFPCs recognized by the Company during the period are recorded as a reduction to Cost of production in the Condensed Consolidated Statements of Operations, and as a nonmonetary asset within Intangible Assets, net in the Condensed Consolidated Balance Sheets. As proceeds are received from the sale of CFPCs, the Company records a liability until the applicable federal tax return is filed and the CFPCs are formally transferred. The liability is recorded within deferred clean fuel production tax credits on the Condensed Consolidated Balance Sheets. The following table presents the amount of CFPCs recognized, and the proceeds received from the sale of CFPCs, by the Company during the three and nine months ended September 30, 2026 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
CFPCs recognized
Ethanol	$16,340	$11,451	$46,307	$30,886
RNG	1,094	1,060	3,141	3,120
Total	$17,434	$12,511	$49,448	$34,006

Proceeds from the sale of CFPCs
Ethanol	$30,625	$4,650	$37,745	$4,650
RNG	3,344	—	3,344	—
Total	$33,969	$4,650	$41,089	$4,650

Upon the March 2026 filing of the 2025 federal tax return for Gevo Intermediate HoldCo, LLC, $52 million of CFPCs were transferred to the buyers of the CFPCs. The Company received total cash proceeds of $48.6 million for the 2025 CFPCs, of which $4.7 million was received during the three and nine months ended September 30, 2025, $36.4 million was received in the fourth quarter of 2025, and $7.5 million was received during the nine months ended September 30, 2026. As a result, the Company derecognized the related GevoND CFPC intangible asset for CFPCs generated in 2025 and released the related deferred production tax credit liability.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
During the nine months ended September 30, 2026, the Company entered into a transfer agreement for the transfer of CFPCs generated by Gevo RNG in 2025. The amount received under the transfer agreement totaled $3.3 million. As the credits have not yet been formally transferred for tax purposes, the amounts were recorded as Deferred clean fuel production tax credits on the Condensed Consolidated Balance Sheets as of September 30, 2026.

On August 4, 2026, the Company entered into a tax credit transfer agreement to transfer CFPCs from the production of ethanol between January 1, 2026 and December 31, 2026. The Company expects to deliver a total of $20.0 million of CFPCs under the tax credit transfer agreement. The Company delivered CFPCs on August 4, 2026, the first transfer date and received proceeds of $12.9 million. The Company expects to deliver an additional $6.0 million of CFPCs on the second transfer date of December 15, 2026, As the credits have not yet been formally transferred for tax purposes, the amounts were recorded as Deferred clean fuel production tax credits on the Condensed Consolidated Balance Sheets as of September 30, 2026.
Additionally, on September 30, 2026, the Company entered into a tax credit transfer agreement to transfer CFPCs from the production of ethanol and RNG between September 30, 2026 and March 1, 2027. The Company expects to deliver a total of $50.0 million of CFPCs under the tax credit transfer agreement. On September 30, 2026, the Company received proceeds of $17.4 million. In addition, the buyer has an option to purchase up to an additional $5.0 million of CFPCs subject to availability. As the credits have not yet been formally transferred for tax purposes, the amounts were recorded as Deferred clean fuel production tax credits on the Condensed Consolidated Balance Sheets as of September 30, 2026.

During 2025, the Company entered into multiple tax credit transfer agreements pursuant to which it agreed to sell and transfer CFPCs generated from qualifying ethanol production. Under these agreements, the Company sells CFPCs to financial institutions at agreed-upon prices, with credits transferred in accordance with contractual terms and applicable tax filing requirements. Certain agreements include provisions such as volume commitments, optional additional purchases, and customary delivery performance requirements, including potential under-delivery fees and rights of first refusal. During the nine months ended September 30, 2026, no under delivery fees were paid by the Company, and the financial institutions did not exercise their rights of first refusal.

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

5. Revenues from Contracts with Customers and Other Revenue

Ethanol and Related Products
The Company recognizes revenue from sales of ethanol and co-products at the point in time when the performance obligations in the Company's contracts with customers are met, which is when the customer obtains control of such products and typically occurs upon shipment (depending on the terms of the underlying contracts). Revenue is measured as the amount of consideration expected to be received in exchange for transferring goods or providing services. The Company also generates revenue from the clean fuel credits (“CFRs”) associated with its ethanol shipments. Revenue from ethanol sales is recognized in accordance with the terms of the applicable contracts and the satisfaction of the related performance obligations. The Company estimates the consideration attributable to CFRs based on the volume of ethanol shipped and applicable commercial and pricing arrangements. Such estimates are included in the transaction price as variable consideration and recognized only to the extent that it is probable that a significant reversal of revenue will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The Company reassesses its estimates at each reporting period based on available information and the status of the underlying commercial arrangements. In some instances, the Company enters into contracts with customers that contain multiple performance obligations to deliver specified volumes of co-products over a contractual period of less than 12 months. In such instances, the Company allocates the transaction price to each performance obligation identified in the contract based on relative standalone selling prices and recognizes the related revenue when control of each individual product is transferred to the customer in satisfaction of the corresponding performance obligation.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
RNG Revenue
The Company’s RNG revenues relate to the sale of RNG produced at the NW Iowa RNG facility under long-term contracts with customers. Revenue is recognized at a point in time when the Company transfers the product to its customer. The customer obtains control of the product upon RNG delivery into a gas pipeline system. The Company generally has multiple performance obligations in its arrangements with customers. The Company’s performance obligations related to the sales of RNG are satisfied at a point in time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring its products. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon quoted market prices at the time of delivery. All material contracts have payment terms of between one to three months and there are no return or refund rights.
Environmental Attribute Revenue
The Company’s environmental attribute revenue represents the sale of RNG related environmental attributes produced at the NW Iowa RNG facility and the generation of carbon dioxide removal credits (“CORCs”) at GevoND. The title and control for the environmental attributes are transferred to the customer subsequent to the issuance of such attributes by the relevant regulatory agency. The CORCs also are subject to a third-party confirmation under Puro.Earth standards that support the sale of the qualifying attributes into the voluntary carbon market. The Company generally has multiple performance obligations in its arrangements with customers. The Company’s performance obligations related to the sales of environmental attributes are satisfied at a point in time upon delivery to the customer. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring the environmental attributes. There is no variable consideration present in the Company’s performance obligations. Consideration for each transaction is based upon either quoted market prices at the time of delivery or fixed prices per the contract terms. All material contracts have payment terms of between one to three months and there are no return or refund rights.
Other Revenue
Other revenue includes hydrocarbon revenue and licensing, development, and software services revenue. The Company generates hydrocarbon revenue from the sale of renewable low-carbon intensity products, including isooctane and SAF blendstocks. Revenue is recognized at the point in time when control transfers to the customer, generally upon shipment under free-on-board shipping terms. Licensing revenue is primarily derived from agreements granting rights to intellectual property developed by the Company and is recognized when control of the intellectual property transfers to the customer and any related performance obligations are satisfied. Software services revenue consists of subscription and support services provided to customers of Verity’s digital platforms and is recognized over time as services are performed.
The following table displays the Company’s revenue by major source based on product type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Major Goods/Service Line	2026	2025	2026	2025
Ethanol	$66,152	$30,284	$124,274	$76,037
Ethanol related products	9,901	7,943	28,916	22,184
Environmental attributes	5,815	3,722	15,494	13,153
Renewable natural gas	230	242	974	765
Other	855	519	2,744	3,093
Total operating revenue	$82,953	$42,710	$172,402	$115,232
Contract Assets, Contract Liabilities, and Trade Receivables. As of September 30, 2026 and 2025, there were no contract assets or liabilities as all customer amounts owed to the Company are unconditional and the Company does not receive payment in advance for its products. Accordingly, amounts owed by customers are included in Trade accounts receivable, net on the Company’s Condensed Consolidated Balance Sheets. In addition, due to the nature of the Company’s contracts, there are no costs incurred or to be paid in the future that qualify for asset recognition as a cost to fulfill or obtain a contract. No allowance for credit losses was recorded for the three and nine months ended September 30, 2026 and 2025.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
6. Net Income (Loss) per Share

Basic net income (loss) per share is calculated by dividing income (loss) by the weighted-average number of common shares outstanding for the respective periods. Diluted income (loss) per share is calculated using the diluted weighted-average number of common shares outstanding, which includes the effect of potentially dilutive securities. These potentially dilutive securities for this calculation consist of unexercised warrants, stock options and unvested restricted stock awards, all of which are measured using the treasury stock method. Potentially dilutive securities are not considered to be dilutive in periods in which a net loss is reported. See Note 18, Stock-Based Compensation, for discussion of our stock options and restricted stock awards and Note 22, Stockholders’ Equity, for discussion of our warrants.
Basic and diluted net income (loss) per share is calculated as follows (net income (loss) in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$22,714	$(7,954)	$(175,924)	$(27,538)
Basic weighted-average shares outstanding	236,676,417	232,684,017	238,260,945	233,338,776
Dilutive effect of RSAs, stock options and unexercised warrants	4,216,512	—	—	—
Dilutive weighted-average shares outstanding	240,892,929	232,684,017	238,260,945	233,338,776
Net income (loss) per share - basic	$0.10	$(0.03)	$(0.74)	$(0.12)
Net income (loss) per share - diluted	$0.09	$(0.03)	$(0.74)	$(0.12)

For the three and nine months ended September 30, 2026 and 2025, potentially dilutive securities excluded from the calculation of diluted weighted average shares outstanding because they were anti-dilutive are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants	33,333,336	170	33,333,336	1,691
Stock options	14,443,553	2,351,974	15,439,832	1,811,839
Unvested restricted stock awards	244,612	3,512,407	3,698,668	3,905,494
Total	48,021,501	5,864,551	52,471,836	5,719,024
7. Restricted Cash

On February 6, 2026, as a result of the redemption of the Remarketed Bonds and the Series 2025A Bonds with the proceeds from the OIC Term Loan Amendment, the Company’s restricted cash balances of $35.8 million were released. The restricted cash that was released consisted of $28.8 million held as collateral for a letter of credit to provide financing support for the Company’s Remarketed Bonds (the “Bond Letter of Credit”), which supported the development and construction of NW Iowa RNG, and reserve accounts totaling $7.0 million for debt service reserves and operating and maintenance reserves related to the Series 2025A Bonds. See Note 17, Debt, for additional information on the Remarketed Bonds, the Series 2025A Bonds and OIC Term Loan Amendment.

The Company recorded interest income on the restricted cash balances of $0.1 million during the nine months ended September 30, 2026, and $0.3 million and $1.8 million during the three and nine months ended September 30, 2025, respectively. The interest income is included in Interest and investment income in the Condensed Consolidated Statements of Operations.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
8. Prepaid Expenses and Other Current Assets

The following table sets forth the components of the Company’s prepaid and other current assets (in thousands) as of:

	September 30, 2026	December 31, 2025
Corn derivative contracts	$—	$91
Prepaid insurance	1,415	1,354
Notes receivable - current	1,239	894
Other prepaid expenses	1,179	1,462
Other current assets	1,064	2,200
Total prepaid expenses and other current assets	$4,897	$6,001
9. Leases, Right-of-Use Assets and Related Liabilities

The Company is party to an operating lease for the Company’s office and research facility in Englewood, Colorado, which expires in January 2029. This lease contains an option to extend the lease, which is not included in the length of the term as management does not reasonably expect to exercise. On March 30, 2026, the Company signed an operating lease agreement for adjacent space in the same building, which expires in July 2030 and does not contain an option to extend. The Company also had an operating lease for additional office space in Albuquerque, New Mexico, which expired on July 31, 2026.
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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables present the (i) costs by lease category, (ii) other quantitative information, and (iii) future minimum payments under non-cancelable financing and operating leases as they relate to the Company’s leases (in thousands, except for weighted averages):

	Nine Months Ended September 30,
	2026	2025
Operating lease cost	$638	$414
Finance lease expense:
Amortization of leased assets	39	1,074
Interest on lease liabilities	45	166
Total lease expense	$722	$1,654

	Nine Months Ended September 30,
	2026	2025
Other Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$170	$1,359
Operating cash flows from operating leases	$637	$569
Finance cash flows from finance leases	$27	$123
Right-of-use asset obtained in exchange for new finance lease liabilities	$258	$202
Right-of-use asset obtained in exchange for new operating lease liabilities	$1,123	$0
Weighted-average remaining lease term, finance leases (months)	108	65
Weighted-average remaining lease term, operating leases (months)	36	40
Weighted-average discount rate - finance leases (1)	12%	15%
Weighted-average discount rate - operating leases (1)	10%	9%
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

	Operating Leases	Finance Leases
2026 (remaining)	$271	$54
2027	1,126	147
2028	914	146
2029	550	234
2030	224	99
2031 and thereafter	—	530
Total	3,085	1,210
Less: amounts representing present value discounts	449	516
Total lease liabilities	2,636	694
Less: current portion	900	94
Non-current portion	$1,736	$600

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
10. Inventories

Inventory is valued at the lower of cost or net realizable value. The following table sets forth the components of the Company’s inventory balances (in thousands) as of:

	September 30, 2026	December 31, 2025
Raw Materials	$6,501	$8,250
Finished goods:
Biofuels	1,519	2,028
Work in process:
Environmental attributes	4,718	3,847
Biofuels	3,408	1,421
Spare parts	4,030	3,530
Total inventories	$20,176	$19,076
The Company has entered into forward corn purchase contracts under which it is required to take delivery at the contract price. At the time the contracts were created, the price of the contract approximated market price. Subsequent changes in market conditions could cause the contract prices to become higher or lower than market prices.

11. Derivative Financial Instruments

The Company uses corn futures contracts to manage exposure to changes in corn prices associated with anticipated corn purchases. The Company does not apply hedge accounting and records derivative instruments at fair value, with changes in fair value recognized within Cost of production on the Condensed Consolidated Statements of Operations. As of September 30, 2026 and December 31, 2025, the fair value of the Company's corn futures contracts was a liability of $0.9 million and an asset of $0.1 million, respectively. Derivative instruments in a liability position are included in Accrued liabilities on the Condensed Consolidated Balance Sheets and derivative instruments in an asset position are included in Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. The gains and losses recognized in the Statement of Operations represent the net impact of realized gains and losses on settled corn futures contracts and unrealized gains and losses attributable to period end mark-to-market adjustments on open contracts.
The following table sets forth the Company’s loss recognized in income (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Operations Income/(Expense)	Location of gain (loss) in fair value recognized in income	2026	2025	2026	2025
Corn futures	Cost of production	$4,087	$395	$511	$5,602
Total net gain and loss		$4,087	$395	$511	$5,602

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
12. Property, Plant and Equipment

The following table sets forth the Company’s property, plant and equipment by classification (in thousands) as of:

	September 30, 2026	December 31, 2025
Land	$12,232	$12,232
Plant facilities and infrastructure	50,197	49,352
Machinery and equipment	145,240	140,552
Furniture and office equipment	2,785	2,731
Software	10,156	8,753
Construction in progress	92,681	186,641
Total property, plant and equipment	313,291	400,261
Less: accumulated depreciation and amortization	(56,946)	(46,684)
Property, plant and equipment, net	$256,345	$353,577
During the three months ended September 30, 2026 and 2025, the Company recorded depreciation expense of $3.6 million and $4.0 million, respectively. Depreciation expense recorded into inventory during the three months ended September 30, 2026 and 2025 was $1.1 million and $1.5 million, respectively. During the three months ended September 30, 2026 and 2025, $1.1 million and $1.5 million, respectively, was recorded to depreciation expense due to sales of inventory.
During the nine months ended September 30, 2026 and 2025, the Company recorded depreciation expense of $10.7 million and $10.4 million, respectively. Depreciation expense recorded into inventory during the nine months ended September 30, 2026 and 2025 was $3.2 million and $4.3 million, respectively. During the nine months ended September 30, 2026 and 2025, $3.4 million and $4.5 million, respectively, was recorded to depreciation expense due to sales of inventory.

The Company’s construction in progress primarily relates to our ATJ-30 project, in particular engineering work, design work and modularization.

13. Intangible Assets and Goodwill

During the nine months ended September 30, 2026, the Company recognized $49.4 million in CFPCs as intangible assets, related to the production and sale of low-carbon transportation fuels under Section 45Z of the Internal Revenue Code. See Note 4, Tax Credit Recognition and Sales. Finite-lived intangible assets consist of customer-related intangible assets, patents, developed technology, and trade name, which management evaluates to determine whether they (i) support current products, (ii) support planned research and development, or (iii) prevent others from competing with Gevo’s products, and identifiable intangible assets.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following tables set forth the Company’s intangible assets by classification (in thousands) as of:

	September 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, net	Weighted- Average Remaining Useful Life (Years)
Patents	$5,730	$(2,940)	$2,790	5.4
Defensive assets	4,900	(2,947)	1,953	3.3
Developed technology	1,300	(542)	758	2.3
Customer-related intangible assets	46,300	(19,292)	27,008	2.9
Intangible assets with finite lives	58,230	(25,721)	32,509	4.2
Other intangible assets:
CFPC intangible assets	53,585	—	53,585
Total intangible assets	$111,815	$(25,721)	$86,094

	December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Identifiable Intangible Assets, Net	Weighted- Average Remaining Useful Life (Years)
Patents	$4,280	$(2,485)	$1,795	3.1
Defensive assets	4,900	(2,508)	2,392	4.1
Developed technology	1,300	(347)	953	3.7
Customer-related intangible assets	47,800	(10,735)	37,065	3.5
Trade name	100	(33)	67	2.7
Intangible assets with finite lives	58,380	(16,108)	42,272	3.5
Other intangible assets:
CFPC intangible assets	52,731	—	52,731
Total intangible assets	$111,111	$(16,108)	$95,003
The Company recorded amortization expense of $3.3 million and $3.3 million for the three months ended September 30, 2026 and 2025, respectively. The Company recorded amortization expense of $9.9 million and $8.9 million for the nine months ended September 30, 2026 and 2025, respectively.
The following table details the estimated amortization of identifiable intangible assets with finite lives as of September 30, 2026 (in thousands):

	Patents	Defensive Assets	Developed Technology	Customer Related	Total
2026 (remaining)	$473	$146	$65	$2,893	$3,577
2027	639	586	260	11,575	13,060
2028	639	586	260	11,575	13,060
2029	105	586	173	965	1,829
2030	57	49	—	—	106
2031 and thereafter	877	—	—	—	877
Total intangible assets	$2,790	$1,953	$758	$27,008	$32,509

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
The following table sets forth the changes in the carrying amount of goodwill (in thousands) for the periods presented:

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Goodwill, beginning of period:
Gevo	$3,790	$3,740
GevoND	39,768	—
Total	43,558	3,740
Acquisitions:
Gevo	—	—
GevoND	—	37,815
Total	—	37,815
Balance adjustments (post-acquisition working capital adjustments):
Gevo	—	50
GevoND	—	1,953
Total	—	2,003
Goodwill, end of period:
Gevo	3,790	3,790
GevoND	39,768	39,768
Total	$43,558	$43,558
14. Deposits and Other Assets
The following table sets forth the components of the Company’s deposits and other assets (in thousands) as of:

	September 30, 2026	December 31, 2025
Deposits	$641	$664
Prepaid insurance	453	538
Prepaid feedstock	1,487	1,942
Equity interest (1)	3,000	1,500
Deposits receivable (2)	12,004	54,035
Improvements on assets owned by others	4,219	4,445
Debt Issuance Costs	574	1,907
Capitalized Fuel Supply (3)	5,934	6,371
Note receivable	2,860	2,586
Total deposits and other assets	$31,172	$73,987
_______________________________________________________________
(1)Represents the Company's 35% equity interest in MWHH, LLC, acquired for an initial cost of $1.5 million during the three months ended September 30, 2026, and a 3.6% interest in the Series A Preferred Stock of Zero6 Clean Energy Assets, Inc. (“Zero6”), which was valued at $1.5 million as of both September 30, 2026 and December 31, 2025. The

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Company accounts for its interest in MWHH, LLC as an equity method investment. MWHH, LLC's operations include the lease of a grain elevator in Hoke County, North Carolina. Zero6, formerly known as Juhl Clean Energy Assets, Inc., is not a publicly listed entity with a readily determinable fair value; therefore, the Company measures the securities at cost. This ownership interest is also pledged as collateral against two future obligations to Rock County Wind Fuel, LLC, a Zero6 subsidiary.
(2)Represent deposits provided to a wind project developer and power utility contractor for the design and construction of power generation, transmission, and distribution facilities. These deposits are reimbursable pursuant to the related contractual arrangements, and the Company holds contractual priority liens on the related equipment and constructed facilities. As discussed in Note 3, Impairment of Long-Lived Assets, management determined that the ATJ-60 project would not be advanced. In accordance with ASC 326, Financial Instruments-Credit Losses, the Company assessed the recoverability of the associated deposits and recorded a $39.8 million allowance for credit losses based on estimated reimbursable amounts. Additionally, during the three months ended September 30, 2026, the Company recorded an allowance for credit losses of $0.5 million related to a $3.5 million deposit for wind turbine equipment associated with the Zero6 wind development project. During the period, the Company received proceeds of $3.0 million of the deposit from the sale of the related equipment. Allowances for credit losses on refundable deposits are included within operating expenses in the Condensed Consolidated Statement of Operations during the three and nine months ended September 30, 2026.
(3)Expenditures related to the feedstock agreements.

15. Accounts Payable and Accrued Liabilities

The following table sets forth the components of the Company’s accounts payable and accrued liabilities (in thousands) as of:

	September 30, 2026	December 31, 2025
Accounts payable	$2,927	$1,083
Accrued liabilities	6,246	17,711
Accrued construction in progress	2,234	6,207
Accrued payroll and related benefits	11,916	11,507
Corn futures contracts	877	—
Total accounts payable and accrued liabilities	$24,200	$36,508

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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes the Company’s asset retirement obligation (in thousands) as of:

	September 30, 2026	December 31, 2025
Asset retirement obligation, beginning of period	$2,250	$—
Change in estimate of asset retirement obligation	393	—
Liabilities assumed upon acquisition	—	1,018
Liabilities incurred	—	1,093
Accretion expense	145	139
Asset retirement obligation, end of period	$2,788	$2,250
Any changes in the assumptions used to calculate the fair value of the asset retirement obligation are recorded as an offset to the related asset. Surety bonds have been established to cover the cost of a portion of the facility closure plan.
17. Debt

The summary of the Company’s long-term debt is as follows (in thousands) as of:

	Interest Rate	Maturity Date	September 30, 2026	December 31, 2025
Term Loan	12.0%	January 2030	$175,000	$105,000
Revolving credit facility	SOFR + 2.75%	January 2030	—	—
Remarketed Bonds	3.9%	April 2026	—	28,155
Series 2025A Term Bond 1	8.1%	July 2030	—	13,835
Series 2025A Term Bond 2	8.5%	July 2036	—	26,165
Total debt			175,000	173,155
Less: debt issuance costs			(7,231)	(8,405)
Total debt, net			$167,769	$164,750
Less: current portion			—	—
Total non-current debt			$167,769	$164,750
Future payments for the Company’s long-term debt are as follows (in thousands):

Year Ending December 31,	Total Debt
2026 (remaining)	$—
2027	—
2028	—
2029	—
2030	175,000
2031 and thereafter	—
Total debt	$175,000
Term Loan
On January 31, 2025 (the “Closing Date”), the Company, through its subsidiaries Net-Zero North HoldCo, LLC, Richardton-CCS, Net-Zero Richardton, and other affiliates (collectively, the “Borrower”), entered into a Credit Agreement (the “Credit Agreement”) with OIC Investment Agent, LLC as the administrative agent and collateral agent for the secured parties (“Lenders”), in connection with the Red Trail Energy acquisition transaction. The Credit Agreement provided for a $105 million senior secured term loan (the “Term Loan”) that was funded on the Closing Date with a maturity of January 31, 2030. The proceeds of the Term Loan were used to partially fund the transaction and the payment of fees under the

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Credit Agreement. The Credit Agreement also provides for additional uncommitted term loans in an aggregate amount to be mutually agreed upon by the Borrower, the Guarantors and the Lenders for use for certain future growth opportunities after the Closing Date. Interest on the Term Loan accrued at a rate of (i) 10.00% per annum if the net leverage ratio as of the last day of the quarter for the measurement period (the “Measurement Period”) consisting of the prior four consecutive fiscal quarters of the Borrower (“Leverage Ratio”) is less than 1.5x, (ii) 10.75% per annum if the Leverage Ratio is equal to or greater than 1.5x, but less than 3.0x, and (iii) 11.50% per annum if the Leverage Ratio is equal to or greater than 3.0x and shall initially be set at 11.50% per annum until the next quarterly adjustment date. The Leverage Ratio is defined as the ratio of the combined indebtedness of the Borrower and the Guarantors (other than any indebtedness pursuant to any permitted working capital facility) less any cash equivalent investments in any collateral accounts to the consolidated EBITDA of the Borrower and Guarantors for the relevant Measurement Period. Interest is due and payable in cash at the end of each quarter.
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
On February 6, 2026 (the “Amendment Date”), the Company entered into an amendment to the Term Loan (the “Term Loan Amendment”) to increase the total commitments on the Term Loan to $175.0 million (the “Revised Credit Facility”). The incremental proceeds of $67.4 million, after payment of a $2.1 million discount to the Lenders and $0.5 million in third-party debt issuance costs, were used to (i) redeem $28.2 million aggregate principal outstanding on the Remarketed Bonds and (ii) redeem $38.9 million aggregate principal amount outstanding on the Series 2025A Bonds. The Revised Credit Facility added Gevo RNG HoldCo, LLC and Gevo NW Iowa RNG, LLC as borrowers and guarantors. The Revised Credit Facility was transferred from Net-Zero North HoldCo LLC to a new entity, Gevo Operating Holdings LLC, which includes all subsidiaries guaranteeing the Revised Credit Facility through an Assignment and Assumption Agreement executed on the Amendment Date. In addition, HoldCo’s Limited Liability Company Agreement was amended to add additional OIC Controlled Members, which increased the redeemable non-controlling interest in HoldCo to 6.0% from 4.0%. The additional redeemable non-controlling interest was considered debt issuance costs of $2.0 million and was allocated between the carrying amount of the debt and the redeemable non-controlling interest on a relative fair value basis. Effective on the Amendment Date, the interest rate on the Revised Credit Facility increased to 12.00%, otherwise the Term Loan Amendment maintains substantially the same terms and covenants as the original Term Loan. The Term Loan Amendment was accounted for as a debt modification. Third-party legal costs of $0.7 million related to the Term Loan Amendment were included in General and administrative expenses on the Condensed Consolidated Statement of Operations.
The Revised Credit Facility is secured by a first-lien security interest subject only to reasonable and customary permitted liens and encumbrances, in all the Borrower’s and each Guarantor’s tangible and intangible assets, properties controlled by Borrower and Guarantors, and contracts, including deposit accounts and collateral assignment of material contracts and certain real estate assets to be determined, and includes a pledge of all equity interests in the Borrower and its subsidiaries. The Revised Credit Facility also contains customary affirmative and negative covenants, events of default, mandatory prepayments (including an excess cash flow sweep), conditions precedent, representations, and warranties. On December 26, 2025, the Borrower entered into an amended and restated waiver, consent and amendment letter with the Administrative Agent under the Credit Agreement. Pursuant to the amendment, the Administrative Agent consented to the withdrawal and transfer of approximately $36.4 million from the Borrower’s revenue account. The withdrawn funds were deemed distributed to HoldCo in accordance with HoldCo’s limited liability company agreement and treated as a restricted payment under the Credit Agreement. Except as amended, the Credit Agreement remains in full force and effect. The Company was in compliance with the covenants under the Revised Credit Facility as of September 30, 2026.
Revolving Credit Facility
On February 6, 2026, the Company entered into a revolving credit agreement with Huntington National Bank providing for a working capital facility of up to $20.0 million (the “Revolving Credit Facility”). Borrowings under the facility bear interest, at the Company’s option, at either (i) Adjusted Term SOFR plus 2.75% per annum or (ii) an alternate base rate plus 0.75% per annum. The facility also includes a 0.375% unused commitment fee. The facility matures on the earlier of February 6, 2031 or three months prior to the maturity of the Revised Credit Facility. As of September 30, 2026, no

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
amounts had been borrowed on the Revolving Credit Facility. The Company paid debt issuance costs of $0.5 million related to the Revolving Credit Facility, which are recorded in Deposits and other assets in the Condensed Consolidated Balance Sheets as of September 30, 2026. The costs are amortized to interest expense over the remaining term of the facility.

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
2024 Bond Remarketing
On April 1, 2024 (the “Conversion Date”), the 2021 Bonds became subject to mandatory tender for purchase and have been remarketed to bear interest in a new term rate period (the “Remarketed Bonds”). In connection with the conversion and remarketing of the 2021 Bonds on the Conversion Date, the original Indenture was amended by a First Supplemental Indenture dated April 1, 2024 (together with the original Indenture, the “First Supplemental Indenture”) between the Issuer and the Trustee. The original bond financing agreement was amended by a First Supplemental Bond Financing Agreement dated April 1, 2024 (together with the original bond financing agreement, the “First Supplemental Bond Financing Agreement”) between the Issuer and the Company. The Remarketed Bonds were accounted for as an extinguishment of bonds, with no gain or loss recognized from extinguishment.
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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
cash to Gevo after paying debt issuance costs of $3.4 million and funding the related debt service reserve fund of $4.0 million and the operating and maintenance reserve fund of $3.0 million associated with the 2025 Bonds.
The 2025 Bonds were in the form of two separate term bonds. Series 2025A Term Bond 1 had a principal amount of $13.8 million, bore interest at 8.125% per annum, and required semi-annual principal and interest payments beginning January 1, 2026 through July 1, 2030. Series 2025A Term Bond 2 had a principal amount of $26.2 million, bore interest at 8.5%, and required semi-annual principal and interest payments beginning January 1, 2031 through July 1, 2036. On the Amendment Date, the principal amount of $38.9 million on the 2025 Bonds was repaid with partial proceeds from the Term Loan Amendment. The redemption of the 2025 Bonds was accounted for as an extinguishment of debt, recorded within Loss on extinguishment of bonds on the Condensed Consolidated Statement of Operations. The loss on extinguishment of $10.3 million included a prepayment penalty of $6.5 million and the write-off of the unamortized debt issuance costs of $3.8 million. The restricted cash balance of $7.0 million related to the debt service reserve fund and operating and maintenance reserve fund was returned to the Company.
18. Stock-Based Compensation

Equity incentive plans. In February 2011, the Company’s stockholders approved the Gevo, Inc. 2010 Stock Incentive Plan (as amended and restated to date, the “2010 Plan”), and the Employee Stock Purchase Plan.
The 2010 Plan provides for the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other equity awards to employees and directors of the Company. In May 2025, upon approval of stockholders at the 2025 Annual Meeting of Stockholders, the 2010 Plan was amended and restated to (1) increase the number of shares of common stock reserved for issuance under the 2010 Plan by 15,000,000 shares (providing for a total of 52,980,074 shares under the 2010 Plan), and (2) extend the term of the 2010 Plan to May 21, 2035. At September 30, 2026, 3,981,861 shares were available for future issuance under the 2010 Plan.
Stock-based compensation expense. The Company records stock-based compensation expense during the requisite service period for share-based payment awards granted to employees and non-employees.
The following table sets forth the Company’s equity classified stock-based compensation expense for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of production	$39	$17	$66	$33
General and administrative	2,144	1,937	6,386	5,332
Other operating expenses	252	408	644	1,139
Total stock-based compensation	$2,435	$2,362	$7,096	$6,504

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock option award activity. Stock option activity under the Company’s stock incentive plans and changes during the nine months ended September 30, 2026, were as follows:

	Number of Options	Weighted- Average Exercise Price (1)	Weighted- Average Remaining Contractual Term (years)	Weighted- Average Grant-Date Fair Value	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2025	19,342,292	$1.93	8.2	$1.66	$2,338
Granted	2,832,781	1.64		1.42	—
Forfeited and expired	(1,701,290)	2.41		2.09	(209)
Exercised	(291,671)	1.18		1.06	(46)
Options outstanding at September 30, 2026	20,182,112	$1.86	7.7	$1.60	$2,083
Options vested and expected to vest at September 30, 2026	20,182,112	$1.86	7.7	$1.60	$2,083
_______________________________________________________________
(1)Exercise price of options outstanding ranges from $0.67 to $5.38 as of September 30, 2026.
As of September 30, 2026, 12.4 million stock options were exercisable. As of September 30, 2026, the total unrecognized compensation expense relating to stock options was $7.2 million, which is expected to be expensed over the remaining weighted-average recognition period of approximately 1.8 years.
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
Non-vested restricted stock awards and the changes during the nine months ended September 30, 2026, were as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Outstanding at December 31, 2025	6,262,580	$1.02
Granted	4,539,667	$1.71
Vested and issued	(3,431,481)	$1.11
Forfeited and expired	(189,643)	$1.11
Non-vested at September 30, 2026	7,181,123	$1.41

As of September 30, 2026, the total unrecognized compensation expense, net of actual forfeitures and expirations, relating to restricted stock awards was $8.2 million, which is expected to be recognized over the remaining weighted-average period of approximately 1.9 years.

19. Income Taxes

The Company has incurred operating losses since inception; therefore, no provision for income taxes was recorded and all related deferred tax assets are fully reserved. We continue to assess the impact of our deferred tax assets as they relate to income taxes. Our effective tax rate from continuing operations was 0% for each of the three and nine months ended September 30, 2026 and 2025. The rate differs from the U.S. Federal statutory tax rate of 21% due to a full valuation allowance. On July 4, 2025, the OBBBA was signed into law, which may be subject to further clarification and the issuance of interpretive guidance. The OBBBA did not have a material impact to the effective tax rate for the three and

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
nine months ended September 30, 2026 and we do not expect the OBBBA to have a material impact on our effective tax rate for the current fiscal year.
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

Indemnifications. In the ordinary course of its business, the Company makes certain indemnities under which it may be required to make payments in relation to certain transactions. As of September 30, 2026, the Company did not have any liabilities associated with indemnities.

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

Environmental Liabilities. The Company’s operations are subject to environmental laws and regulations adopted by various governmental authorities in the jurisdictions in which it operates. These laws require the Company to investigate and remediate the effects of the release or disposal of materials at its locations. Accordingly, the Company has adopted policies, practices and procedures in the areas of pollution control, occupational health and the production, handling, storage and use of hazardous materials to prevent material environmental or other damage, and to limit the financial liability which could result from such events. Environmental liabilities are recorded when the Company’s liability is probable, and the costs can be reasonably estimated. No environmental liabilities have been recorded as of September 30, 2026.

Fuel Supply Commitment. The Company has three long-term fuel supply contracts to source feedstock for the anaerobic digesters at the NW Iowa RNG business. These contracts provide an annual amount of feedstock to be used in the production of RNG.

Firm Purchase Commitments for Corn. To ensure an adequate supply of corn to operate the GevoND plant, the Company enters into contracts to purchase corn from local farmers and elevators. As of September 30, 2026, the Company had various fixed price contracts for the purchase of corn.

Water Purchases. The Company has entered into a ten-year extension to its water purchase agreement with the North Dakota State Water Commission to operate the GevoND plant. Under the agreement, the Company has agreed to purchase no less than 200 million gallons per year through March 2035. Based on the current price per gallon, the committed amount is $8.0 million.

The estimated commitments as of September 30, 2026, and thereafter are shown below (in thousands):

	2026 (remaining)	2027	2028	2029	2030	2031 and thereafter	Total
Fuel supply payments	$550	$2,053	$1,747	$2,201	$2,331	$27,695	$36,577
Firm purchase commitments for corn	32,730	—	—	—	—	—	32,730
Renewable energy credits	36	142	142	142	142	1,326	1,930
Water purchases	236	944	944	944	944	4,012	8,024
Total	$33,552	$3,139	$2,833	$3,287	$3,417	$33,033	$79,261

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
The carrying value and fair value, by fair value hierarchy, of the Company’s financial instruments at September 30, 2026, and December 31, 2025 are as follows (in thousands):

		Fair Value Measurements at September 30, 2026
Recurring	Fair Value at September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$16,854	$16,854	$—	$—
Commodities derivative instruments	(877)	—	(877)	—
Total	$15,977	$16,854	(877)	$—

		Fair Value Measurements at December 31, 2025
Recurring	Fair Value at December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents (1)	$59,904	$59,904	$—	$—
Commodities derivative instruments	91	—	91	—
Total	$59,995	$59,904	$91	$—
_______________________________________________________________
(1)Cash and cash equivalents includes $16.9 million and $59.9 million invested in U.S. government money market funds as of September 30, 2026 and December 31, 2025, respectively.
The Company had no transfers of assets or liabilities between fair value hierarchy levels between December 31, 2025, and September 30, 2026.
Notes Receivable
On October 31, 2025, the Company received a $5.0 million note receivable from A.E. Innovation, LLC as partial consideration for the sale of our subsidiary, Agri-Energy, LLC. The note bears interest at the Federal Funds Rate and

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
matures on October 31, 2030. The note requires annual principal and interest payments on October 31 of each year beginning October 31, 2026. The Company used a market approach to adjust the value of the note to fair value and recorded a discount on the note of $1.6 million. Factors considered by the Company in determining fair value were (i) the credit standing of the issuer, (ii) the secured nature of the note and, (iii) the prevailing rates for similar instruments based on the issuer’s credit. In addition, on February 26, 2026, the Company received a $250 thousand note receivable from Future Energy Capital Limited. The note accrues interest at 12% per annum and matures one year from the date of issuance, on February 26, 2027. The carrying value and the fair value of the notes receivable as of September 30, 2026 are as follows (in thousands):

	Carrying Value	Estimated Fair Value
Note receivable - A.E, Innovation, LLC	$3,849	$3,849
Note receivable - Future Energy Capital Limited	250	250
Total notes receivable	$4,099	$4,099
Term Loan
The fair value of the Term Loan entered into on January 31, 2025, and subsequently modified on February 6, 2026, is estimated to be equal to its carrying amount as of September 30, 2026, due to the short duration for which the loan was outstanding during the period. The carrying value and estimated fair value of the Term Loan as of September 30, 2026 was $175.0 million.
Redeemable non-controlling interest
The following table reflects the changes in the fair value of the redeemable non-controlling interest as of September 30, 2026 (in thousands):

Redeemable Non- Controlling Interest
Fair value as of December 31, 2025	$4,832
Increase in equity of non-controlling member	2,009
Income attributable to non-controlling member	3,381
Fair value adjustment	(78)
Fair value as of September 30, 2026	$10,144
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
As of September 30, 2026, the Company has remaining capacity to issue up to $500.0 million of common stock under the at-the-market offering program.

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
We did not repurchase shares of common stock under the stock repurchase program during the three and nine months ended September 30, 2026 or 2025. As of September 30, 2026, approximately $20.3 million remained available under the stock repurchase program.
Warrants
In June 2022, the Company completed a registered direct offering (the "June 2022 Offering”) of an aggregate of 33,333,336 shares of the Company’s common stock at a price of $4.50 per share, accompanied by Series 2022-A warrants to purchase an aggregate of 33,333,336 shares of the Company’s common stock (each, a “Series 2022-A Warrant”) pursuant to a securities purchase agreement with certain institutional and accredited investors. The Series 2022-A Warrants are exercisable for a term of five years from the date of issuance at an exercise price of $4.37 per share. As of September 30, 2026, none of the Series 2022-A Warrants had been exercised.
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
The following table sets forth information regarding unexercised warrants outstanding as of September 30, 2026:

	Issuance Date	Expiration Date	Exercise Price as of September 30, 2026	Shares Underlying Warrants on Issuance Date	Shares Issued upon Warrant Exercises as of September 30, 2026	Shares Underlying Warrants Outstanding as of September 30, 2026
Series 2022-A Warrants (1)	6/8/2022	6/7/2027	$4.37	33,333,336	—	33,333,336
Total Warrants				33,333,336	—	33,333,336
______________________________________________________________
(1)Equity-classified warrants.
During the three and nine months ended September 30, 2026 and 2025, no warrants were exercised.
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
As of September 30, 2026, we have $12.0 million of Deposits receivable related to advances made to the Project LLCs which are reimbursable upon the achievement or failure to achieve certain milestones. Such amounts represent our maximum exposure to loss as a result of our involvement with the Project LLCs. See Note 14, Deposits and Other Assets, for additional information.
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

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)
waste rather than fossil fuels, making it a sustainable and carbon-neutral energy source. By converting methane emissions into RNG, GevoRNG helps mitigate the environmental impact of livestock farming, specifically reducing the greenhouse gases that contribute to climate change.
GevoND segment. The GevoND segment was a new operating segment for 2025, and includes the assets acquired in the business combination completed in January 2025. In addition, during the three months ended September 30, 2026, the GevoND segment acquired facilities from an idle ethanol plant in Hoke County, North Carolina, which it intends to relocate to North Dakota for its ethanol expansion project. GevoND includes advanced CCS technologies and low-carbon ethanol assets at the acquired facility in North Dakota, enhancing our portfolio of integrated, cost-effective carbon abatement solutions. The principal products manufactured by our ethanol plant include ethanol and distillers grains. At capacity, the GevoND facility is capable of processing approximately 70 million gallons of low-carbon ethanol annually, including 2 million gallons of corn fiber ethanol with an ultra-low carbon intensity. Additionally, the facility produces more than 230,000 tons of low-carbon animal feed and vegetable oil, contributing to sustainable agriculture and food systems. The site has an operating, fully permitted Class VI CCS well, which captures and sequesters approximately 170,000 tons of biogenic carbon dioxide annually. This capability is a key component of our strategy to drive meaningful carbon abatement at scale, with the potential to sequester multiple times that amount in total carbon emissions, directly supporting Gevo’s vision of decarbonizing the energy, transportation, and agriculture sectors.
The "Other Expenses" in the segment table include the following components: cost of production, general and administrative expenses, acquisition-related costs, facility idling costs, allowance for credit losses on refundable deposits, losses on disposal of assets, net and other expenses.

	Three Months Ended September 30, 2026
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$855	$—	$4,635	$77,463	$82,953
Less:
Depreciation and amortization	907	—	1,101	4,917	6,925
Research and development expense	1,141	—	—	—	1,141
Project development costs	1,806	453	—	—	2,259
Other expenses	8,068	500	3,215	30,645	42,428
Income (loss) from operations	(11,067)	(953)	319	41,901	30,200
Interest expense	(8)	—	(2,375)	(3,165)	(5,548)
Interest and investment income, net of other expense	439	7	—	(29)	417
Consolidated net income (loss)	$(10,636)	$(946)	$(2,056)	$38,707	$25,069

Acquisitions of property, plant, and equipment	$8,356	$1,170	$839	$19,853	$30,218
Goodwill as of September 30, 2026	$3,790	$—	$—	$39,768	$43,558
Total assets as of September 30, 2026	$113,102	$40,265	$78,183	$308,686	$540,236

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Three Months Ended September 30, 2025
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$517	$—	$3,965	$38,228	$42,710
Less:
Depreciation and amortization	808	—	1,776	4,820	7,404
Research and development expense	1,273	—	—	—	1,273
Project development costs	2,797	547	—	(115)	3,229
Other expenses	11,586	—	1,706	21,202	34,494
Loss from operations	(15,947)	(547)	483	12,321	(3,690)
Interest expense	(118)	—	(1,732)	(3,357)	(5,207)
Interest and investment income, net of other expense	831	—	—	157	988
Consolidated net income (loss)	$(14,782)	$(550)	$(1,249)	$9,004	$(7,577)

Acquisitions of property, plant, and equipment	$(323)	$764	$369	$1,464	$2,274
Goodwill as of December 31, 2025	$3,790	$—	$—	$39,768	$43,558
Total assets as of December 31, 2025	$124,198	$235,034	$88,876	$270,821	$718,929

	Nine Months Ended September 30, 2026
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$2,743	$—	$13,639	$156,020	$172,402
Less:
Depreciation and amortization	2,732	—	3,106	14,731	20,569
Research and development expense	3,080	—	—	—	3,080
Project development costs	5,886	1,594	—	222	7,702
Impairment of long-lived assets	1,382	134,406	—	—	135,788
Other expenses	34,762	40,282	8,068	68,555	151,667
Income (loss) from operations	(45,099)	(176,282)	2,465	72,512	(146,404)
Interest expense	(29)	—	(6,722)	(9,598)	(16,349)
Loss on extinguishment of bonds	—	—	(10,304)	—	(10,304)
Interest and investment income, net of other expense	1,226	(461)	(76)	(175)	514
Consolidated net income (loss)	$(43,902)	$(176,743)	$(14,637)	$62,739	$(172,543)

Acquisitions of property, plant, and equipment	$18,763	$2,240	$1,080	$29,504	$51,587
Goodwill as of September 30, 2026	$3,790	$—	$—	$39,768	$43,558
Total assets as of September 30, 2026	$113,102	$40,265	$78,183	$308,686	$540,236

GEVO, INC.
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Nine Months Ended September 30, 2025
(in thousands)	Gevo	GevoFuels	GevoRNG	GevoND	Consolidated
Revenues	$3,093	$—	$13,918	$98,221	$115,232
Less:
Depreciation and amortization	2,334	—	4,553	13,352	20,239
Research and development expense	3,259	—	—	—	3,259
Project development costs	7,491	1,647	—	(76)	9,062
Other expenses	39,306	—	6,957	54,442	100,705
Loss from operations	(49,297)	(1,647)	2,408	30,503	(18,033)
Interest expense	(492)	—	(3,486)	(8,868)	(12,846)
Interest and investment income, net of other expense	3,798	—	—	282	4,080
Consolidated net income (loss)	$(45,615)	$(1,650)	$(1,098)	$21,742	$(26,621)

Acquisitions of property, plant, and equipment	$2,408	$15,574	$1,579	$1,860	$21,421
Goodwill as of December 31, 2025	$3,790	$—	$—	$39,768	$43,558
Total assets as of December 31, 2025	$124,198	$235,034	$88,876	$270,821	$718,929

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
Company Overview
Gevo, Inc. (Nasdaq: GEVO), a Delaware corporation founded in 2005, is a growth-oriented, diversified energy company focused on developing, financing, and operating facilities that produce renewable fuels, chemicals, and other products designed to reduce greenhouse gas (“GHG”) emissions and diversify energy supply. Our mission is to provide products and solutions for sectors of the transportation industry that are difficult to electrify or otherwise decarbonize.
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
We believe that SAF produced from an ATJ process is the most economically viable approach to meet growing jet fuel demand and to generate value from carbon abatement. In order to build out an ATJ platform, we need to have low cost, low carbon alcohol available as a feedstock. We also believe carbon capture and sequestration is a critical component of producing a low carbon footprint alcohol feedstock. We believe Gevo North Dakota (“GevoND”) provides a commercial operating platform that supports our broader ATJ strategy by supplying low-carbon ethanol feedstock and generating carbon abatement value through its operations.
Gevo is developing a business system that not only benefits Gevo but is also expected to be attractive to other companies seeking to produce SAF and other low carbon fuel and chemical products, such as isobutanol for diesel blending, isooctane for gasoline and racing blendstocks, and olefins for chemical applications. Gevo has the plant designs and technologies, as well as the carbon accounting, carbon tax credit marketing, carbon sales, and fuel sales capabilities that can benefit other companies looking to develop and license Gevo’s proprietary platforms for low carbon fuels and chemicals.
Gevo has an intellectual property portfolio consisting of hundreds of patents, many of which center around our ATJ and isobutanol platforms, as well as proprietary know-how. In addition, we have partnered with other leading global technology companies to develop the ATJ and isobutanol platforms. It is our intent to deploy ATJ-30 at our GevoND site where it would upgrade the low-carbon ethanol already produced onsite to SAF. It is also our intent to initially deploy Gevo's isobutanol platform in India while seeking opportunities to expand into other global markets,
Gevo North Dakota
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
ATJ-180. The Company previously conducted preliminary engineering and design work for an ATJ-180 configuration which was evaluated as a potential platform to produce approximately 180 MMGPY of SAF and related hydrocarbon products. During the nine months ended September 30, 2026, the Company determined that it would no longer pursue this configuration and recognized an impairment charge to the associated capitalized costs.
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
Specialty Fuels and Isobutanol Technology

Our specialty fuels business directed to the production of isooctane and SAF from isobutanol continues to grow and provide revenues to the Company. Gevo currently operates a 20,000 gallon per year isooctane and SAF production unit at a facility owned by Trecora, LLC in Silsbee, Texas. The isooctane is currently sold into the global motorsports market as a low-carbon biobased specialty racing fuel blendstock. The SAF is currently sold into the aviation market. Total revenues from sales of isooctane and IBA SAF have reached $2.5 million for the nine months ended September 30, 2026. The Company expects these products to continue contributing to revenue for the year ending December 31, 2026.

Long-term plans are focused on growing the business by expanding Gevo's production capabilities to meet customer demand in motorsports while moving into other markets, such as aviation gasoline, alkylates and naptha upgrading. Gevo currently owns a production unit designed to produce approximately 780,000 gallons of isooctane and SAF per year and is exploring options to deploy the unit for commercial production.

In September 2026, Gevo entered into a Development and Commercialization Agreement with Praj Industries to pursue commercialization opportunities for its bio-isobutanol (bio-IBA) fermentation technology in India. The collaboration will initially focus on potential diesel blending applications. Bio-IBA may also have applications in the production of SAF and other renewable chemicals. The agreement provides an opportunity to evaluate potential markets for Gevo’s bio-IBA technology; however, the extent and timing of any resulting commercial activity remain subject to further development and commercialization efforts, market conditions and other factors.

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
Depreciation and Amortization. Depreciation and amortization relates to property, plant and equipment associated with the production of ethanol, ethanol related products, RNG and other renewable hydrocarbon products, including isobutanol, SAF, and isooctane. Amortization includes the Company's acquired intangible assets, including developed technology, customer relationships and other finite-lived intangible assets.

Key Operating Metrics
GevoND operating metrics. The following tables summarize the key operating metrics used to measure performance for the GevoND segment and cover the three and nine months ended September 30, 2026 and 2025. The nine months ended September 30, 2025 includes the period after January 31, 2025, when Gevo closed on the acquisition of all of the assets and assumed certain liabilities of Red Trail Energy, to September 30, 2025.

	Three Months Ended September 30,
	2026	2025	Change	Change %
Production:
Ethanol (gallons)	18,645,021	16,515,197	2,129,824	13%
Ethanol co-products (tons)	58,380	46,029	12,351	27%
Carbon sequestered (metric tons)	46,616	42,708	3,908	9%

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Production:
Ethanol (gallons)	52,786,884	44,555,886	8,230,998	18%
Ethanol co-products (tons)	181,580	139,229	42,351	30%
Carbon sequestered (metric tons)	136,950	112,602	24,348	22%

RNG operating metrics. The following tables summarize the key operating metrics used to measure performance for the RNG segment and cover the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025	Change	Change %
Production of RNG (MMBtu)	91,729	92,396	(667)	(1)%
LCFS generation	33,889	36,320	(2,431)	(7)%
RINs Generation	1,072,630	1,080,428	(7,798)	(1)%

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Production of RNG (MMBtu)	279,343	264,592	14,751	6%
LCFS generation	105,201	95,761	9,440	10%
RINs Generation	3,266,486	3,094,961	171,525	6%
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
This section discusses comparisons between the three and nine months ended September 30, 2026 and 2025. Management’s Discussion and Analysis of Financial Condition and Results of Operations for year-to-year comparisons between 2025 and 2024 and other discussions of 2025 items can be found within Part II, Item 7, of our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 5, 2026, which is available free of charge on the SEC’s website at www.sec.gov and our corporate website at www.gevo.com.

Consolidated Comparison of the Three Months Ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change	Change %
Total revenues	$82,953	$42,710	$40,243	94%
Cost of production	28,216	22,285	5,931	27%
Depreciation and amortization	6,925	7,404	(479)	(6)%
Gross profit	47,812	13,021	34,791	267%
Operating expenses:
Research and development expense	1,141	1,273	(132)	(10)%
General and administrative expense	13,712	11,647	2,065	18%
Project development costs	2,259	3,229	(970)	(30)%
Facility idling costs	—	472	(472)	100%
Allowance for credit losses on refundable deposits	500	—	500	100%
Total operating expenses	17,612	16,711	901	5%
Income (loss) from operations	30,200	(3,690)	33,890	(918)%
Other (expense) income
Interest expense	(5,548)	(5,207)	(341)	7%
Interest and investment income	449	988	(539)	(55)%
Other expense, net	(32)	332	(364)	(110)%
Total other (expense) income, net	(5,131)	(3,887)	(1,244)	32%
Net income (loss) and comprehensive income (loss)	25,069	(7,577)	32,646	(431)%
Net income attributable to non-controlling interest	2,355	377	1,978	525%
Net income (loss) attributed to Gevo, Inc.	$22,714	$(7,954)	$30,668	(386)%

	Three Months Ended September 30,
	2026	2025	Change	Change %
Revenues:
GevoND	$77,463	$38,228	$39,235	103%
GevoRNG	4,635	3,965	670	17%
Gevo	855	517	338	65%
Total revenues	$82,953	$42,710	$40,243	94%
Operating revenue. During the three months ended September 30, 2026, operating revenue increased by $40.2 million compared to the three months ended September 30, 2025. Revenue from GevoND increased by $39.2 million to $77.5 million for the three months ended September 30, 2026, compared to $38.2 million in the prior-year period, primarily due to $29.4 million of revenue associated with Canadian Clean Fuel Regulations (“CFR”) credits, including a $20.0 million true-up related to credits accumulated prior to regulatory approval received in the third quarter of 2026, as well as higher sales volumes, and increased environmental attribute sales, including carbon credits. Revenue from GevoRNG increased by $0.7 million for the three months ended September 30, 2026, due to higher LCFS and RIN prices, while Gevo segment revenue increased by $0.3 million due to higher specialty fuels sales.

	Three Months Ended September 30,
	2026	2025	Change	Change %
Cost of production:
GevoND	$24,814	$19,467	$5,347	27%
GevoRNG	2,199	1,329	870	65%
GevoFuels	—	3	(3)	(100)%
Gevo	1,203	1,486	(283)	(19)%
Total cost of production	$28,216	$22,285	$5,931	27%
Cost of production. Cost of production increased by $5.9 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. GevoND’s cost of production increased by $5.3 million to $24.8 million for the three months ended September 30, 2026, compared to $19.5 million in the prior-year period, reflecting higher production and sales volumes and related increases in corn expense, higher net loss on commodity hedging activities, utilities, and repairs and maintenance costs. These increases were partially offset by higher CFPCs generated during the period. GevoRNG’s cost of production increased by $0.9 million to $2.2 million for the three months ended September 30, 2026, compared to $1.3 million in the prior-year period, primarily reflecting increased production and sales activity during the period. Cost of production for the Gevo segment decreased by $0.3 million for the three months ended September 30, 2026, compared to the prior-year period, primarily due to lower specialty fuels production costs resulting from decreased production.

	Three Months Ended September 30,
	2026	2025	Change	Change %
Depreciation and amortization:
GevoND	$4,917	$4,820	$97	2%
GevoRNG	1,101	1,776	(675)	(38)%
Gevo	907	808	99	12%
Total depreciation and amortization	$6,925	$7,404	$(479)	(6)%
Depreciation and amortization. Depreciation and amortization decreased by $0.5 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to a $0.7 million decrease in depreciation in the GevoRNG segment due to the extension of the depreciable lives of certain assets following revisions to the underlying lease terms. Depreciation and amortization increased by $0.1 million in both GevoND and the Gevo segment compared to the prior-year period.
Research and development expense. Research and development expenses were entirely attributable to the Gevo segment and decreased by $0.1 million to $1.1 million for the three months ended September 30, 2026, compared to $1.3 million in the prior-year period, primarily due to reduced third-party research and development activities.

	Three Months Ended September 30,
	2026	2025	Change	Change %
General and administrative expense:
GevoND	$5,831	$1,734	$4,097	236%
GevoRNG	1,016	378	638	169%
Gevo	6,865	9,535	(2,670)	(28)%
Total general and administrative expense	$13,712	$11,647	$2,065	18%
General and administrative expense. General and administrative expense increased by $2.1 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025. General and administrative expenses for GevoND increased by $4.1 million to $5.8 million for the three months ended September 30, 2026, compared to $1.7 million in the prior-year period, primarily due to higher insurance and legal fees associated with 45Z transactions.

The increase was partially offset by a decrease of $2.7 million in the Gevo segment, primarily due to lower professional services related expenses.

	Three Months Ended September 30,
	2026	2025	Change	Change %
Project development costs:
GevoND	$—	$(115)	$115	(100)%
GevoFuels	453	547	(94)	(17)%
Gevo	1,806	2,797	(991)	(35)%
Total project development costs	$2,259	$3,229	$(970)	(30)%

Project development costs. Project development costs are primarily related to our development projects and Verity, and consist mainly of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased by $1.0 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower employee costs and spending in the GevoFuels segment related to ATJ development activities. The decrease was partially offset by a $0.1 million increase in the GevoND segment, primarily due to higher professional services costs incurred during the current period.
Facility idling costs: Facility idling costs of $0.5 million for the three months ended September 30, 2025 were entirely attributable to the Gevo segment and were related to care and maintenance of our former facility in Luverne, Minnesota, which was sold as part of the sale of Agri-Energy, LLC in October 2025.

Allowance for credit losses on refundable deposits: During the three months ended September 30, 2026, the Company recorded an allowance for credit losses of $0.5 million within the Gevo segment related to a $3.5 million deposit for wind turbine equipment associated with the Zero6 wind development project. During the period, the Company received proceeds of $3.0 million of the deposit from the sale of the related equipment. See Note 14, Deposits and Other Assets, to the Condensed Consolidated Financial Statements for additional information.

	Three Months Ended September 30,
	2026	2025	Change	Change %
Interest expense:
GevoND	$(3,165)	$(3,357)	$192	(6)%
GevoRNG	(2,375)	(1,732)	(643)	37%
Gevo	(8)	(118)	110	(93)%
Total interest expense	$(5,548)	$(5,207)	$(341)	7%

Interest expense. Interest expense increased by $0.3 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to the amendment of the Company's term loan, which closed in February 2026. Although the Company's debt balance did not increase significantly, the term loan accrues interest at a higher rate than the bonds that were repaid with the proceeds.

	Three Months Ended September 30,
	2026	2025	Change	Change %
Interest and investment income:
GevoND	$3	$157	$(154)	(98)%
GevoFuels segment	7	—	7	—%
Gevo	439	831	(392)	(47)%
Total interest and investment income	$449	$988	$(539)	(55)%

Interest and investment income. Interest and investment income decreased by $0.5 million during the three months ended September 30, 2026, compared to the three months ended September 30, 2025, primarily due to lower balances of cash and cash equivalents and restricted cash at the Gevo segment during the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

	Three Months Ended September 30,
	2026	2025	Change	Change %
Other income (expense), net:
GevoND	$(31)	$(117)	$86	(74)%
GevoRNG	—	—	—	—%
Gevo	(1)	449	(450)	(100)%
Total other income (expense), net	$(32)	$332	$(364)	(110)%

Other income (expense), net. Other income (expense), net remained relatively flat for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Total revenues	$172,402	$115,232	$57,170	50%
Cost of production	68,366	60,996	7,370	12%
Depreciation and amortization	20,569	20,239	330	2%
Gross profit	83,467	33,997	49,470	146%
Operating expenses:
Research and development expense	3,080	3,259	(179)	(5)%
General and administrative expense	42,809	33,514	9,295	28%
Project development costs	7,702	9,062	(1,360)	(15)%
Acquisition related costs	—	4,528	(4,528)	(100)%
Facility idling costs	—	1,667	(1,667)	(100)%
Impairment of long-lived assets	135,788	—	135,788	100%
Allowance for credit losses on refundable deposits	40,282	—	40,282	100%
Loss on disposal of assets, net	210	—	210	100%
Total operating expenses	229,871	52,030	177,841	342%
Loss from operations	(146,404)	(18,033)	(128,371)	712%
Other (expense) income
Interest expense	(16,349)	(12,846)	(3,503)	27%
Loss on extinguishment of bonds	(10,304)	—	(10,304)	100%
Interest and investment income	1,892	4,080	(2,188)	(54)%
Other expense, net	(1,378)	178	(1,556)	(874)%
Total other (expense) income, net	(26,139)	(8,588)	(17,551)	204%
Net loss and comprehensive loss	(172,543)	(26,621)	(145,922)	548%
Net income attributable to non-controlling interest	3,381	917	2,464	269%
Net loss attributed to Gevo, Inc.	$(175,924)	$(27,538)	$(148,386)	539%

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Revenues:
GevoND	$156,020	$98,221	$57,799	59%
GevoRNG	13,639	13,918	(279)	(2)%
Gevo	2,743	3,093	(350)	(11)%
Total revenues	$172,402	$115,232	$57,170	50%
Operating revenue. During the nine months ended September 30, 2026, operating revenue increased by $57.2 million compared to the nine months ended September 30, 2025. GevoND revenue increased by $57.8 million to $156.0 million for the nine months ended September 30, 2026, compared to $98.2 million for the nine months ended September 30, 2025, primarily driven by an increase in revenue from operations, including $29.4 million of revenue associated with Canadian Clean Fuel Regulations (“CFR”) credits, including a $20.0 million true-up related to credits accumulated prior to regulatory approval received during the third quarter of 2026. GevoND results reflected nine months of operating activity during 2026, compared to eight months in the prior-year period following the acquisition of the GevoND plant in January 2025. These increases were partially offset by a slight decline of $0.3 million in RNG revenue and a $0.4 million decrease in revenue from specialty fuels sales at Gevo.

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Cost of production:
GevoND	$58,693	$50,203	$8,490	17%
GevoRNG	5,969	5,723	246	4%
GevoFuels	—	3	(3)	(100)%
Gevo	3,704	5,067	(1,363)	(27)%
Total cost of production	$68,366	$60,996	$7,370	12%
Cost of production. Cost of production increased by $7.4 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. GevoND’s cost of production increased by $8.5 million to $58.7 million for the nine months ended September 30, 2026, compared to $50.2 million in the prior-year period, primarily due to nine months of operations following the acquisition of the GevoND plant in January 2025, compared to eight months in the prior-year period, and higher production driven corn costs, utilities and maintenance costs. GevoRNG's production costs increased by $0.2 million to $6.0 million for the nine months ended September 30, 2026, compared to $5.7 million in the prior-year period, primarily due to higher production and sales volumes during the period. Cost of production for the Gevo segment decreased by $1.4 million to $3.7 million for the nine months ended September 30, 2026, compared to $5.1 million for the prior-year period, primarily due to lower specialty fuels production costs associated with decreased production during the same period.

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Depreciation and amortization:
GevoND	$14,731	$13,352	$1,379	10%
GevoRNG	3,106	4,553	(1,447)	(32)%
Gevo	2,732	2,334	398	17%
Total depreciation and amortization	$20,569	$20,239	$330	2%
Depreciation and amortization. Depreciation and amortization increased by $0.3 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to a $1.4 million increase in depreciation related to GevoND, primarily due to nine months of operations following the acquisition of the GevoND plant in January 2025 compared to eight months in the prior-year period. The increase was partially offset by a $1.4 million decrease in depreciation in the GevoRNG segment due to the extension of the depreciable lives of certain assets following revisions to the underlying lease terms.

Research and development expense. Research and development expenses were entirely attributable to the Gevo segment and remained relatively flat for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

	Nine Months Ended September 30,
	2026	2025	Change	Change %
General and administrative expense:
GevoND	$9,862	$4,239	$5,623	133%
GevoRNG	1,889	1,235	654	53%
Gevo	31,058	28,040	3,018	11%
Total general and administrative expense	$42,809	$33,514	$9,295	28%
General and administrative expense. General and administrative expense increased by $9.3 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025. General and administrative expense for GevoND increased by $5.6 million to $9.9 million for the nine months ended September 30, 2026, compared to $4.2 million in the prior-year period, primarily due to nine months of operations following the acquisition of the GevoND plant in January 2025 compared to eight months in the prior-year period, an increase in professional services, and higher tax credit transaction costs. General and administrative expense for GevoRNG increased by $0.7 million for the nine months ended September 30, 2026, compared to the prior-year period, primarily due to higher tax credit transaction costs. General and administrative expense for the Gevo segment increased by $3.0 million for the nine months ended September 30, 2026, compared to the same period in the prior year. The increase was primarily attributable to $3.0 million in accrued executive severance costs, partially offset by lower professional services costs.

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Project development costs:
GevoND	$222	$(76)	$298	(392)%
GevoFuels	1,594	1,647	(53)	(3)%
Gevo	5,886	7,491	(1,605)	(21)%
Total project development costs	$7,702	$9,062	$(1,360)	(15)%

Project development costs. Project development costs are primarily related to our ATJ projects and Verity, and consist mainly of employee expenses, preliminary engineering costs, and technical consulting fees. Project development costs decreased by $1.4 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower employee expenses, consulting and professional services fees.
Acquisition related costs: Acquisition related costs of $4.5 million for the nine months ended September 30, 2025 were entirely attributable to our Gevo segment and were related to the acquisition of the GevoND plant, which we completed on January 31, 2025.
Facility idling costs: Facility idling costs of $1.7 million for the nine months ended September 30, 2025 were entirely attributable to our Gevo segment and were related to the care and maintenance of our former facility in Luverne, Minnesota, which was sold as part of the sale of Agri-Energy, LLC in October 2025.
Impairment of long-lived assets: During the nine months ended September 30, 2026, the Company recorded an impairment charge of $135.8 million, reducing the carrying value of certain long-lived assets to their estimated fair value. The impairment charge consisted of $134.4 million related to construction in progress attributable to the GevoFuels segment and $1.4 million related to intangible assets attributable to the Gevo segment. See Note 3, Impairment of long-lived assets, to the Condensed Consolidated Financial Statements for additional information.

Allowance for credit losses on refundable deposits: During the nine months ended September 30, 2026, the Company recorded an allowance for credit losses on refundable deposits of $40.3 million within the GevoFuels segment, attributable to deposits that the Company no longer expects to be reimbursed. See Note 14, Deposits and Other Assets, to the Condensed Consolidated Financial Statements for additional information.

Loss on disposal of assets: During the nine months ended September 30, 2026, the Company recorded a $0.2 million loss on disposal of assets related to GevoRNG machinery and equipment.

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Interest expense:
GevoND	$(9,598)	$(8,868)	$(730)	8%
GevoRNG	(6,722)	(3,486)	(3,236)	93%
Gevo	(29)	(492)	463	(94)%
Total interest expense	$(16,349)	$(12,846)	$(3,503)	27%

Interest expense. Interest expense increased by $3.5 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to the amendment of the Company's term loan, which closed in February 2026. Although the Company's debt balance did not increase significantly, the term loan accrues interest at a higher rate than the bonds that were repaid with the proceeds.
Loss on extinguishment of bonds. During the nine months ended September 30, 2026, the Company recognized a $10.3 million loss on extinguishment of bonds at GevoRNG. The loss represents the amount paid to extinguish the bonds in excess of their carrying amounts. The Company paid a $6.4 million prepayment penalty and wrote off $3.9 million of unamortized debt issuance costs associated with the redemption of the bonds.

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Interest and investment income:
GevoND	$61	$282	$(221)	(78)%
GevoRNG	38	—	38	—%
GevoFuels segment	17	—	17	—%
Gevo	1,776	3,798	(2,022)	(53)%
Total interest and investment income	$1,892	$4,080	$(2,188)	(54)%

Interest and investment income. Interest and investment income decreased by $2.2 million during the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, primarily due to lower balances of cash and cash equivalents and restricted cash at the Gevo segment during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

	Nine Months Ended September 30,
	2026	2025	Change	Change %
Other expense, net:
GevoND	$(235)	$(175)	$(60)	34%
GevoRNG	(114)	(20)	(94)	470%
GevoFuels segment	(478)	—	(478)	—%
Gevo	(551)	373	(924)	(248)%
Total other expense, net	$(1,378)	$178	$(1,556)	(874)%

Other expense, net. Other expense, net increased by $1.6 million during the nine months ended September 30, 2026, primarily due to the write off of deferred debt financing costs in connection with the Company’s withdrawal from the Department of Energy loan guarantee process.

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
Liquidity and Capital Resources
As of September 30, 2026, we had cash and cash equivalents of $67.6 million. Our cash equivalents consist of investments in U.S. government money market funds. We expect to use our cash and cash equivalents for the following purposes: (i) operation and maintenance of our production facilities; (ii) site improvement, debottlenecking and growth through expansion of our facilities; (iii) identification, development, engineering, licensing, acquisition and construction of new production facilities; (iv) general corporate purposes including commercial, marketing, sustainability and research and development work; and (v) debt service obligations associated with our current debt and future borrowings. We believe that as a result of our cash and cash equivalents balances and the performance of our current and expected operations, we will be able to meet our obligations and other potential cash requirements during the next 12 months from the date of this report.
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
The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$12,025	$(33,356)
Net cash used in investing activities	$(53,725)	$(217,368)
Net cash (used in) provided by financing activities	$(7,685)	$100,065
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
During the nine months ended September 30, 2026, net cash provided by operating activities was $12.0 million compared to net cash used in operating activities of $33.4 million for the nine months ended September 30, 2025. Operating cash flow for the 2026 period reflected significant non-cash adjustments, primarily an impairment loss on construction-in-progress and development assets of $135.8 million, an allowance for credit losses on refundable deposits of $40.3 million, $20.6 million in depreciation and amortization, a $10.3 million loss on extinguishment of bonds, and $7.1 million in stock-based compensation expense. These adjustments were partially offset by $49.4 million CPFCs recognized under Section 45Z, which reduced cost of production. During the period, the Company received $41.1 million from the sale of production tax credits. Changes in operating assets and liabilities included an $18.9 million increase in accounts receivable and a $9.1 million net decrease in accounts payable, accrued expenses and long-term liabilities, which partially offset operating cash flow.
Investing Activities
During the nine months ended September 30, 2026, the Company made capital investments totaling $51.6 million for its ongoing projects. These investments are comprised of $18.8 million at Gevo, $29.5 million at GevoND, $2.2 million at GevoFuels, and $1.1 million at GevoRNG, and primarily relate to the acquisition of property, plant, and equipment aimed at advancing the Company’s strategic initiatives in renewable energy and related sectors. Additionally, during the nine months ended September 30, 2026, the Company made a $1.5 million equity investment in an unconsolidated entity.
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
During the nine months ended September 30, 2025, we had $217.4 million of cash used in investing activities, comprised of our acquisition of the assets of Red Trail Energy of $198.5 million and investments in our capital projects of $18.9 million.
Financing Activities
During the nine months ended September 30, 2026, the Company entered into an amendment to the credit agreement with affiliates of OIC for additional borrowings of $70 million. The proceeds from the amendment were partially used to redeem the Remarketed Bonds and the Series 2025A Bonds at Gevo NW Iowa RNG.
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
During the nine months ended September 30, 2025, the Company entered into a credit agreement with affiliates of OIC for $105 million. The proceeds from this credit agreement were partially used to fund the acquisition of substantially all of the assets and certain liabilities of Red Trail Energy. Additionally, the lenders made an equity investment of $5 million in Gevo Intermediate HoldCo, LLC on January 31, 2025. This equity investment is reflected as a cash inflow within financing activities.

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
Item 4. Controls and Procedures.
Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer (principal executive officer) and chief financial officer (principal financial officer), conducted an evaluation of the effectiveness of our disclosure controls and procedures for the reporting period ended September 30, 2026, as such terms is defined in Rule 13a-15(f) under the Exchange Act. Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective due to a material weakness in the Company’s internal control over financial reporting, as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Notwithstanding this material weakness, management has concluded that the condensed consolidated financial statements included in this Quarterly Report are fairly stated in all material respects in accordance with U.S. GAAP.

Ongoing Remediation of Previously Identified Material Weakness

Management has identified a material weakness in the Company’s internal control over financial reporting related to information technology general controls within certain financial systems of a recently acquired entity. During the nine months ended September 30, 2026, management initiated remediation efforts, including enhancing user access controls, strengthening change management procedures, and integrating the acquired entity’s ERP system with the Company’s existing systems and applications.

Changes in Internal Control over Financial Reporting

There have been no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

No director or officer, as defined in Rule 16a-1(f), adopted, modified and/or terminated a “Rule 10b5-1 trading arrangement,” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

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
Sylvia Gendenjamts, CPA Vice President Accounting and Treasurer (Duly Authorized Officer and Principal Accounting Officer)
Date: November 10, 2026